Form 10-Q
period 1996-03-31
PATRIOT AMERICAN HOSPITALITY INC
filed 1996-05-14
CIK 948085

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

                        COMMISSION FILE NUMBER: 0-26528

                      PATRIOT AMERICAN HOSPITALITY, INC.
            (Exact name of registrant as specified in its charter)

              VIRGINIA                                           75-2599709
   (State or other jurisdiction of                            (I.R.S. Employer
   incorporation or organization)                            Identification No.)

     3030 LBJ FREEWAY, SUITE 1500                                   75234
            DALLAS, TEXAS                                         (Zip Code)
(Address of principal executive office)

                                (214) 888-8000
             (Registrant's telephone number, including area code)

                                      N/A
  (Former name, former address and former fiscal year, if changes since last report)


          Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                                                       --   --

          The number of shares of common stock, no par value, of Patriot American Hospitality, Inc. outstanding on May 10, 1996 was 14,665,935.

          Exhibit Index is located on page 28.


================================================================================

                      PATRIOT AMERICAN HOSPITALITY, INC.

                                     INDEX


                        PART I - FINANCIAL INFORMATION

                                                                                                  PAGE
                                                                                                  ----

ITEM 1.  FINANCIAL STATEMENTS:

PATRIOT AMERICAN HOSPITALITY, INC.:
     Consolidated Balance Sheets as of  December 31, 1995 and March 31, 1996 (unaudited).........   3
     Consolidated Statement of Operations for the three months ended March 31, 1996 (unaudited)..   4
     Consolidated Statement of Cash Flows for the three months ended March 31, 1996 (unaudited)..   5
     Notes to Consolidated Financial Statements as of March 31, 1996 (unaudited).................   6

CHC LEASE PARTNERS:
     Balance Sheets as of  December 31, 1995 and March 31, 1996 (unaudited)......................  11
     Statement of Operations for the three months ended March 31, 1996 (unaudited)...............  12
     Statement of Cash Flows for the three months ended March 31, 1996 (unaudited)...............  13
     Notes to Financial Statements as of March 31, 1996 (unaudited)..............................  14

INITIAL HOTELS COMBINED FINANCIAL STATEMENTS:
     Combined Statement of Operations for the three months ended March 31, 1995 (unaudited)......  16
     Combined Statement of Cash Flows for the three months ended March 31, 1995 (unaudited)......  17
     Notes to Combined Financial Statements as of March 31, 1995 (unaudited).....................  18

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS...  22

                          PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K:
     Exhibits....................................................................................  28
     Reports on Form 8-K.........................................................................  28

SIGNATURE........................................................................................  29

                                     PART I
ITEM 1.  FINANCIAL STATEMENTS

                       PATRIOT AMERICAN HOSPITALITY, INC.

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                               MARCH 31, 1996   DECEMBER 31, 1995
                                                                               ---------------  ------------------
                                                                                 (UNAUDITED)
                                ASSETS
Investment in hotel properties, net of accumulated depreciation of $5,337
   and $2,529 at March 31, 1996 and December 31, 1995, respectively..........        $306,552            $265,759
Cash and cash equivalents (including capital improvement reserves of $1,806
  and $1,091 at March 31, 1996 and December 31, 1995, respectively)..........           8,098               4,769
Lease revenue receivable.....................................................           2,279               2,260
Receivables from selling entities............................................           1,489               1,765
Investment in unconsolidated subsidiary......................................           4,561               4,263
Mortgage notes and other receivables from unconsolidated subsidiary..........          40,866              40,855
Inventory....................................................................           1,219               1,035
Deferred expenses, net of accumulated amortization of $184 and $88
  at March 31, 1996 and December 31, 1995, respectively......................           1,825               1,852
Prepaid expenses and other assets............................................           2,689               1,666
                                                                                     --------            --------
        Total assets.........................................................        $369,578            $324,224
                                                                                     ========            ========

                LIABILITIES AND SHAREHOLDERS' EQUITY
Borrowings under line of credit..............................................        $ 50,250            $  9,500
Dividends and distributions payable..........................................           8,235               8,154
Accounts payable and accrued expenses........................................           1,782               3,179
Due to unconsolidated subsidiary.............................................           2,099                  91
Minority interest in Operating Partnership...................................          45,485              41,522
Commitments and contingencies................................................              --                  --
Shareholders' equity:
     Preferred stock, no par value, 20,000,000 shares authorized,
       no shares issued and outstanding......................................              --                  --
     Common stock, no par value, 200,000,000 shares authorized,
       14,665,935 shares issued and outstanding..............................              --                  --
     Paid-in capital.........................................................         264,503             264,808
     Unearned executive compensation, net of accumulated amortization of
       $237 and $71 at March 31, 1996 and December 31, 1995,
       respectively..........................................................          (1,185)             (1,351)
     Distributions in excess of earnings.....................................          (1,591)             (1,679)
                                                                                     --------            --------
        Total shareholders' equity...........................................         261,727             261,778
                                                                                     --------            --------
        Total liabilities and shareholders' equity...........................        $369,578            $324,224
                                                                                     ========            ========

                            See accompanying notes.

                       PATRIOT AMERICAN HOSPITALITY, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                   FOR THE THREE MONTHS ENDED MARCH 31, 1996
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


Revenue:
  Participating lease revenue.........................................................  $12,371
  Interest and other income...........................................................       92
                                                                                        -------
        Total revenue.................................................................   12,463
                                                                                        -------

Expenses:
  Real estate and personal property taxes and casualty insurance......................    1,082
  Ground lease expense................................................................       77
  General and administrative..........................................................      941
  Interest expense....................................................................      601
  Depreciation and amortization.......................................................    2,838
                                                                                        -------
        Total expenses................................................................    5,539
                                                                                        -------
Income before equity in earnings of unconsolidated subsidiary and minority interest...    6,924
  Equity in earnings of unconsolidated subsidiary.....................................    1,362
                                                                                        -------
Income before minority interest.......................................................    8,286
  Minority interest in Operating Partnership..........................................   (1,158)
                                                                                        -------
Net income applicable to common shareholders..........................................  $ 7,128
                                                                                        =======

Net income per common share:
  Net income applicable to common shareholders........................................  $  0.48
                                                                                        =======

Weighted average number of common shares and common share equivalents outstanding.....   14,734
                                                                                        =======

                            See accompanying notes.

                       PATRIOT AMERICAN HOSPITALITY, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                   FOR THE THREE MONTHS ENDED MARCH 31, 1996
                                  (UNAUDITED)
                                 (IN THOUSANDS)

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income..........................................................................     $  7,128
   Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation....................................................................        2,808
       Amortization of unearned executive compensation.................................          166
       Amortization of deferred loan costs.............................................           43
       Amortization of lease inducement costs..........................................           23
       Other amortization..............................................................           30
       Payment of interest on notes receivable from unconsolidated subsidiary..........        1,064
       Equity in earnings of unconsolidated subsidiary.................................       (1,362)
       Minority interest in income of Operating Partnership............................        1,158
   Changes in assets and liabilities:
           Lease revenue receivable....................................................          (19)
           Mortgage notes and other receivables from unconsolidated subsidiary.........          (12)
           Prepaid expenses and other assets...........................................         (361)
           Accounts payable and other accrued expenses.................................       (1,664)
                                                                                            --------
                Net cash provided by operating activities..............................        9,002
                                                                                            --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of hotel properties and related working capital assets..................      (38,550)
   Improvements and additions to hotel properties......................................       (1,198)
   Collection of receivables from selling entities.....................................          354
   Prepaid acquisition costs...........................................................         (503)
   Advances from unconsolidated subsidiary.............................................        2,009
   Principal payment received on other note receivable.................................           50
                                                                                            --------
                Net cash used in investing activities..................................      (37,838)
                                                                                            --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings under line of credit.....................................................       40,750
   Payment of deferred loan costs......................................................          (68)
   Payment of other prepaid expenses...................................................          (58)
   Payment of initial public offering costs............................................         (305)
   Dividends and distributions paid....................................................       (8,154)
                                                                                            --------
                Net cash provided by financing activities..............................       32,165
                                                                                            --------
Net increase in cash and cash equivalents..............................................        3,329
Cash and cash equivalents at beginning of period.......................................        4,769
                                                                                            --------
Cash and cash equivalents at end of period.............................................     $  8,098
                                                                                            ========
Supplemental disclosure of cash flow information:
   Cash paid during the period for interest............................................     $    620
                                                                                            ========

                            See accompanying notes.

                       PATRIOT AMERICAN HOSPITALITY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


1.  ORGANIZATION AND BASIS OF PRESENTATION:

  Patriot American Hospitality, Inc. (collectively with its subsidiaries, the "Company"), a Virginia corporation, was formed April 17, 1995 as a self-administered real estate investment trust ("REIT") for the purpose of acquiring equity interests in hotel properties. On October 2, 1995, the Company completed an initial public offering (the "Offering") of 14,605,000 shares of its common stock (including 1,905,000 shares of common stock issued upon exercise of the underwriters' over-allotment option) and commenced operations. The offering price of all shares sold was $24.00 per share, resulting in net proceeds (less the underwriters' discount and Offering expenses) of approximately $313,170.

  Upon completion of the Offering, the Company, through its wholly-owned subsidiary, PAH LP, Inc., contributed substantially all of the net proceeds of the Offering to Patriot American Hospitality Partnership, L.P. (the "Operating Partnership") in exchange for an approximately 85.3% limited partnership interest in the Operating Partnership. The Company, through its wholly-owned subsidiary, PAH GP, Inc., is the sole general partner and the holder of a 1.0% general partnership interest in the Operating Partnership.

  The Operating Partnership used approximately $263,600 of the net proceeds of the Offering to acquire ownership interests in 20 hotels (the "Initial Hotels") from various entities (the "Selling Entities") and to repay existing mortgage and other indebtedness of the Initial Hotels. In addition, in connection with the Offering, the Company closed on a Line of Credit with Paine Webber Real Estate Securities, Inc. to be utilized primarily for the acquisition of additional hotels, renovation of certain hotels and for working capital. The balance of the proceeds from the Offering, together with proceeds from the Line of Credit, were used to finance acquisitions of two additional hotel investments, provide for renovations to existing hotels and for general working capital. In consideration for the sale of the Initial Hotels, certain owners in the Selling Entities, including affiliates of the Company, elected to receive limited partnership units in the Operating Partnership. The 2,324,312 limited partnership units in the Operating Partnership ("OP Units") received by such owners represented an approximate 13.7% equity interest in the Operating Partnership at December 31, 1995.

  During the first quarter of 1996, the Company acquired three additional hotel properties, utilizing approximately $32,500 in cash drawn on its Line of Credit and issuing 167,012 OP Units in connection with the purchases. At March 31, 1996, the Operating Partnership owned interests in 25 hotels and the Company owned an approximate 85.5% interest in the Operating Partnership.

  The Company leases each of its hotels, except the Crowne Plaza Ravinia Hotel, which is owned through a special purpose corporation, to lessees that are independent of the Company. The Company leases 23 of its hotel investments to CHC Lease Partners for staggered terms of ten to twelve years pursuant to separate participating leases providing for the payment of percentage rent (the "Participating Leases"). One of the Company's hotels is leased under a similar Participating Lease agreement to Metro Lease Partners, Inc. ("Metro Lease Partners" and collectively with CHC Lease Partners, the "Lessees"). The Crowne Plaza Ravinia Hotel acquisition was structured without a lessee.

  These unaudited consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, PAH GP, Inc. and PAH LP, Inc., and the Operating Partnership. All significant intercompany accounts and transactions have been eliminated. These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1996 is not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995. Certain prior year amounts have been reclassified to conform to current year presentation.

                       PATRIOT AMERICAN HOSPITALITY, INC.

                                  (UNAUDITED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


2.   ACQUISITION OF HOTEL PROPERTIES:

  On January 16, 1996, the Company acquired the 288-room Tremont House Hotel in Boston, Massachusetts for a purchase price (including closing costs) of approximately $16,397. The purchase was financed primarily with funds drawn on the Line of Credit. The hotel is leased to CHC Lease Partners for a period of 11 years pursuant to a Participating Lease.

  On March 4, 1996, the Company acquired the 297-room Holiday Inn Lenox in Atlanta, Georgia for approximately $7,279 in cash plus 167,012 OP Units (valued at approximately $4,000 based upon the market price of the Company's common stock on the contract settlement date). The hotel is subject to a 73-year ground lease. The cash portion of the purchase price was financed with funds drawn on the Line of Credit. The hotel is leased to CHC Lease Partners for a period of 12 years pursuant to a Participating Lease.

  On March 27, 1996, the Company also acquired the 245-room Del Mar Hilton Hotel in San Diego, California for a purchase price (including closing costs) of approximately $14,872. The purchase was financed primarily with funds drawn on the Line of Credit. The hotel is leased to CHC Lease Partners for a period of 11 years pursuant to a Participating Lease.

3.   INVESTMENT IN AND MORTGAGE NOTES RECEIVABLE FROM UNCONSOLIDATED SUBSIDIARY:

  The Company, through the Operating Partnership, owns an approximate 99% non-voting ownership interest in PAH Ravinia, Inc. ("PAH Ravinia"), a Virginia corporation. PAH Ravinia owns the 495-room Crowne Plaza Ravinia Hotel in Atlanta, Georgia.

  As part of the financing for the acquisition of the Crowne Plaza Ravinia, the Company, through the Operating Partnership, advanced $40,500 to PAH Ravinia, which is evidenced by two mortgage notes consisting of a $36,000 first mortgage note and a $4,500 second mortgage note. The principal amount of both notes is due and payable on November 28, 1998. Interest at an annual rate equal to 10.25% and 12.5% on the first and second mortgage notes, respectively, is due and payable monthly. All amounts owing under the mortgage notes will become due and payable upon a sale of the hotel to a third party purchaser. The mortgage notes are collateralized by deeds of trust on the Crowne Plaza Ravinia.

4.   LINE OF CREDIT:

     The Operating Partnership has obtained a revolving credit facility of up to $165,000 (the "Line of Credit") to fund the acquisition of additional hotels, renovations and capital improvements to hotels and for general working capital purposes. The Line of Credit is collateralized by a first mortgage lien on certain of the hotels. As of March 31, 1996, the Company had $50,250 outstanding on its Line of Credit. Additional hotels, including subsequent acquisitions, may be pledged in order to increase availability under the Line of Credit to the maximum of $165,000. The Line of Credit, which expires October 1, 1998, generally bears interest on the outstanding balance at a rate equal to the 30-day LIBOR rate, plus 1.90%. LIBOR was 5.69% at December 31, 1995 and 5.31% at March 31, 1996. The weighted average interest rate incurred by the Company during 1996 under this borrowing was 7.40%.

     The agreement requires the Company to maintain certain financial ratios with respect to liquidity, loan to value and net worth and imposes certain limitations on acquisitions. The Company is in compliance with such covenants at March 31, 1996. The unused commitment under the Line of Credit at March 31, 1996, is $114,750, subject to certain restrictions and provisions of the Line of Credit Agreement.

                       PATRIOT AMERICAN HOSPITALITY, INC.

                                  (UNAUDITED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)



5.   MINORITY INTEREST

     The Operating Partnership has 2,491,324 OP Units outstanding as of March 31, 1996 (excluding OP Units held by the Company). Pursuant to the Operating Partnership's limited partnership agreement, the limited partners of the Operating Partnership, including certain affiliates of the Company, received rights (the "Redemption Rights") that enable them to cause the Operating Partnership to redeem each OP Unit in exchange for cash equal to the value of a share of common stock (or, at the Company's election, the Company may purchase each OP Unit offered for redemption for one share of common stock). The Redemption Rights generally may be exercised at any time after one year following the issuance of the OP Units. However, certain holders of OP Units, including directors and officers of the Company, are restricted from exercising their Redemption Rights for 18 to 24 months from the closing of the Offering. The number of shares of common stock issuable upon exercise of the Redemption Rights will be adjusted for share splits, mergers, consolidations or similar pro rata transactions, which would have the effect of diluting the ownership interests of the limited partners of the Operating Partnership or the shareholders of the Company.

6.   SHAREHOLDERS' EQUITY:

Capital Stock

     On March 26, 1996, the Company declared a $0.48 per common share dividend to holders of record on March 29, 1996. Concurrent with the dividend declaration, the Operating Partnership authorized distributions in the same amount. The dividend and distributions were paid on April 30, 1996.

     In response to an independent consultant review of executive compensation, the Board of Directors elected to accelerate the vesting period for the shares of common stock held by three of the Company's executive officers, which has been recorded as unearned executive compensation. The vesting period was reduced from five years to three years and the amortization period of the unearned executive compensation was revised accordingly.

7.   NONCASH INVESTING AND FINANCING ACTIVITIES:

     In connection with the acquisition of hotel properties, the following assets and liabilities were assumed:

         Receivables from selling entities...............  $  (78)
         Prepaid expenses and other assets...............    (151)
         Accounts payable and accrued liabilities........     267

     Issuance of OP Units in connection with the acquisition
       of hotel properties..................................  $4,000

8.   CONTINGENCIES:

     The Company currently is not subject to any material legal proceedings or claims nor, to management's knowledge, are any material legal proceedings or claims currently threatened.

                       PATRIOT AMERICAN HOSPITALITY, INC.

                                  (UNAUDITED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)



9.   PRO FORMA FINANCIAL INFORMATION:

     The unaudited pro forma condensed consolidated statements of operations of the Company are presented as if the Offering and the acquisition of the 20 Initial Hotels and the subsequent acquisition of five additional hotel properties had occurred on January 1, 1995, and the hotels (except Crowne Plaza Ravinia) had been leased to the Lessees pursuant to the Participating Leases. These unaudited pro forma condensed consolidated statements of operations are not necessarily indicative of what actual results of operations of the Company would have been assuming such transactions had been completed as of January 1, 1995, nor do they purport to represent the results of operations for future periods.

                                                                         THREE MONTHS ENDED MARCH 31,
                                                                    ---------------------------------------
                                                                           1995                 1996
                                                                    -------------------  ------------------
                                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)

Revenue:
  Participating lease revenue.....................................        $12,843             $13,516
  Interest and other income.......................................             11                  11
                                                                          -------             -------
     Total revenue................................................         12,854              13,527
                                                                          -------             -------
Expenses:
  Real estate and personal property taxes and casualty insurance..          1,118               1,196
  Ground lease expense............................................            223                 223
  General and administrative......................................            719                 941
  Interest expense................................................          1,034                 963
  Depreciation and amortization...................................          3,045               3,086
                                                                          -------             -------
     Total expenses...............................................          6,139               6,409
                                                                          -------             -------
Income before equity in earnings of unconsolidated subsidiary
  and minority interest...........................................          6,715               7,118
  Equity in earnings of  unconsolidated subsidiary................            908               1,362
                                                                          -------             -------
Income before minority interest...................................          7,623               8,480
  Minority interest in Operating Partnership......................         (1,105)             (1,230)
                                                                          -------             -------
Net income applicable to common shareholders......................        $ 6,518             $ 7,250
                                                                          =======             =======
Net income per common share.......................................        $  0.44             $  0.49
                                                                          =======             =======
Weighted average number of common shares and common share
  equivalents outstanding.........................................         14,734              14,734
                                                                          =======             =======

10.  SUBSEQUENT EVENTS:

Line of Credit

     In May 1996, the maximum amount available under the Line of Credit was increased from $165,000 to $250,000 and certain modifications were made, thereby increasing the Company's ability to borrow under the Line of Credit.

Hotel Properties Acquired

     In April 1996, the Company acquired six hotels with a total of 1,239 guest rooms located in Washington and California for an aggregate purchase price (including closing costs) of approximately $84,500. The purchase was funded with proceeds from the Company's Line of Credit and issuance of 331,577 OP Units (valued at approximately $8,800 based on the market price of the Company's common stock on the contract settlement date).

                       PATRIOT AMERICAN HOSPITALITY, INC.

                                  (UNAUDITED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)



Potential Acquisitions

     The Company has entered into non-binding purchase and sale agreements to acquire the 365-room Hyatt Regency in Lexington, Kentucky for a purchase price of approximately $14,000, the 492-room Bonaventure Hotel & Spa in Fort Lauderdale, Florida for a purchase price of approximately $16,200 and the 362-room Marriott WindWatch Hotel in Long Island New York for a purchase price of approximately $30,000. In addition, the Company has entered into a letter of intent agreement to acquire a portfolio of five Wyndham and Wyndham Garden hotels containing an aggregate 1,141 guest rooms for a purchase price of approximately $96,000. The Wyndham hotel properties are located in the Houston, Dallas, Atlanta, Detroit and Chicago metropolitan areas. The acquisition of these or any other properties is subject to a number of contingencies, including, among other things, the satisfactory completion of the Company's due diligence investigation of the hotels, the negotiation of a definitive acquisition agreement and obtaining financing and/or Line of Credit lender approval, as applicable. Accordingly, there can be no assurance that the acquisition of any of these properties will be consummated.

Private Placement

     In May 1996, the Company sold an aggregate of approximately $40,000 of securities to an institutional investor. The securities consisted of 811,393 shares of common stock sold at $26.95 per share and 662,391 Preferred OP Units (the "Preferred OP Units") sold at $27.375 per unit. The common stock is of the same class as the Company's existing common stock and is entitled to the same voting and dividend rights as all outstanding common stock, subject to certain restrictions on the resale of the stock. The Preferred OP Units are entitled to quarterly dividends equal to 103% of the quarterly dividends paid on the common stock. Generally, three years following issuance, the Preferred OP Units may be converted into shares of common stock on a one-for-one basis, subject to certain limitations. After 10 years, all outstanding Preferred OP Units will be converted into common stock.

                               CHC LEASE PARTNERS

                                 BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                MARCH 31, 1996   DECEMBER 31, 1995
                                                                ---------------  -----------------
                                                                  (UNAUDITED)
                                              ASSETS
Current Assets:
 Cash and cash equivalents......................................       $10,182             $ 9,385
 Accounts receivable, net of allowance for doubtful accounts of $188 and $142 at March 31, 1996 and December 31,
   1995, respectively...........................................         6,684               5,833
 Inventories....................................................         2,401               2,136
 Prepaid expenses...............................................         1,009                 441
                                                                       -------             -------
   Total current assets.........................................        20,276              17,795
Investments.....................................................         5,100               5,100
Deposits........................................................           115                  71
                                                                       -------             -------
         Total assets...........................................       $25,491             $22,966
                                                                       =======             =======

                                 LIABILITIES AND PARTNERS' CAPITAL
Current Liabilities:
 Accounts payable...............................................       $ 2,253             $ 2,202
 Accrued rent due to Patriot American Hospitality
   Partnership, L.P.............................................         2,279               2,260
 Due to affiliates, net.........................................           511                 138
 Accrued payroll................................................         2,271               2,219
 Taxes payable..................................................         1,795               1,556
 Guest deposits.................................................         1,829                 958
 Accrued expenses and other liabilities.........................         2,478               2,012
                                                                       -------             -------
   Total current liabilities....................................        13,416              11,345
Due to Patriot American Hospitality Partnership, L.P............         1,219               1,035
Lease inducement................................................           954                 977
                                                                       -------             -------
        Total liabilities.......................................        15,589              13,357
Commitments and contingencies...................................            --                  --
Partners' capital...............................................         9,902               9,609
                                                                       -------             -------
        Total liabilities and partners' capital.................       $25,491             $22,966
                                                                       =======             =======

  The accompanying notes are an integral part of these financial statements.

                               CHC LEASE PARTNERS

                            STATEMENT OF OPERATIONS
                   FOR THE THREE MONTHS ENDED MARCH 31, 1996
                                  (UNAUDITED)
                                 (IN THOUSANDS)


Revenue:
    Rooms..............................................   $24,260
    Food and beverage..................................     7,998
    Conference center..................................       645
    Telephone and other................................     2,295
                                                          -------
       Total revenue...................................    35,198
                                                          -------
Expenses:
    Departmental costs and expenses....................    12,765
    Participating lease payments.......................    11,918
    General and administrative.........................     2,883
    Repairs and maintenance............................     1,544
    Utilities..........................................     1,496
    Marketing..........................................     3,174
    Insurance..........................................       220
                                                          -------
       Total expenses..................................    34,000
                                                          -------
       Income before lessee income (expense)...........     1,198
                                                          -------
    Dividend and interest income.......................       210
    Management fees....................................      (597)
    Lessee general and administrative expenses.........      (178)
                                                          -------
       Total lessee expense............................      (565)
                                                          -------
       Net income......................................   $   633
                                                          =======

   The accompanying notes are an integral part of these financial statements.

                               CHC LEASE PARTNERS

                            STATEMENT OF CASH FLOWS
                   FOR THE THREE MONTHS ENDED MARCH 31, 1996
                                  (UNAUDITED)
                                 (IN THOUSANDS)

Cash flows from operating activities:
  Net income.........................................................................  $   633
  Adjustments to reconcile net income to net cash provided by operating activities:
     Recognition of lease inducement.................................................      (23)
     Provision for losses on accounts receivable.....................................       46
  Changes in assets and liabilities:
  (Increase) decrease in:
     Accounts receivable.............................................................     (897)
     Inventories.....................................................................      255
     Prepaid expenses................................................................     (500)
     Deposits........................................................................      (44)
  Increase (decrease) in:
     Accounts payable................................................................       51
     Accrued rent due to Patriot American Hospitality Partnership, L.P...............       19
     Due to affiliates...............................................................      373
     Accrued payroll.................................................................       52
     Taxes payable...................................................................      239
     Guest deposits..................................................................      871
     Accrued expenses and other liabilities..........................................     (674)
                                                                                       -------
Net cash provided by operating activities............................................      401
                                                                                       -------

Cash flows from investing activities:
  Acquired cash from new operating leases............................................      736
                                                                                       -------
Net cash provided by investing activities............................................      736
                                                                                       -------
Cash flows from financing activities:
  Partnership distribution...........................................................     (340)
                                                                                       -------
Net cash used in financing activities................................................     (340)
                                                                                       -------
Net increase in cash and cash equivalents............................................      797
Cash and cash equivalents at beginning of period.....................................    9,385
                                                                                       -------
Cash and cash equivalents at end of period...........................................  $10,182
                                                                                       =======
Supplemental Schedule of Non-Cash Investing and Financing Activities:

  Assumption of assets and liabilities upon consummation of participating lease agreements with Patriot American Hospitality Partnership, L.P.:
     Acquired cash...................................................................  $   736
     Inventories.....................................................................      336
     Prepaid expenses................................................................       68
     Due to Patriot American Hospitality Partnership, L.P............................     (320)
     Other liabilities...............................................................     (820)
                                                                                       -------
     Net assets......................................................................  $    --
                                                                                       =======



   The accompanying notes are an integral part of these financial statements.

                               CHC LEASE PARTNERS

                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

ORGANIZATION

  CHC Lease Partners, was formed as the initial lessee to lease and operate certain hotels owned by Patriot American Hospitality Partnership, L.P. (the "Operating Partnership"). At March 31, 1996, Patriot American Hospitality, Inc. (the "Company"), through its subsidiaries, owns approximately 85.5% of the Operating Partnership. CHC Lease Partners, a general partnership, is owned jointly by CHC REIT Lessee Corp., a wholly owned subsidiary of CHC International, Inc. ("CHC") and by an affiliate of a principal of the Gencom group of companies.

  CHC Lease Partners began operating twenty hotels (the "Initial Hotels") on October 2, 1995. In January 1996 and March 1996, CHC Lease Partners and the Operating Partnership entered into three operating leases for three hotels which were acquired by the Operating Partnership. The leases are substantially similar to the other participating lease agreements between CHC Lease Partners and the Operating Partnership. At March 31, 1996, CHC Lease Partners operates twenty-three hotels.

  Each hotel is leased by the Operating Partnership to CHC Lease Partners under separate participating operating lease agreements which contain cross-default provisions. These leases, which require CHC Lease Partners to maintain a minimum net worth and adequate working capital, have an average term of eleven years, require payment of the greater of (1) minimum base rent or (2) participating rent based upon certain percentages of room revenue, food and beverage revenue, conference center revenue and telephone and other revenues of each of the hotels.

  The hotels leased by CHC Lease Partners consist of eighteen full service hotels, four limited service hotels and one executive conference center. Nineteen of the twenty-three hotels are operated under franchise licenses with nationally recognized hotel companies. The cost of obtaining the franchise licenses is paid by the Operating Partnership and the continuing franchise fees are paid by CHC Lease Partners. Franchise and related fees generally range from 3.5% to 8.0% of room revenues for the hotels under franchise licenses.

  These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the CHC Lease Partners financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

2.  COMMITMENTS AND RELATED PARTY TRANSACTIONS:

        CHC Lease Partners incurred base rents of $7,321 and participating rents of $4,620 during the three months ended March 31, 1996, of these amounts, $617 related to leases which commenced in the first quarter of 1996. At March 31, 1996 and December 31, 1995, CHC Lease Partners owed the Operating Partnership $2,279 and $2,260, respectively, for rents under the terms of the participating leases.

        Under the participating lease agreements, CHC Lease Partners is obligated to return to the Operating Partnership at the end of each lease term the inventory at each of the Initial Hotels less a total of $1,000. Such amount is considered a lease inducement and is recorded as a reduction to participating lease payments over the lives of the participating lease agreements. As of March 31, 1996, the balance of the lease inducement and the inventory due to the Operating Partnership were $954 and $1,219, respectively. As of December 31, 1995, the balances were $977 and 1,035, respectively.

        CHC Lease Partners entered into management agreements with hotel management subsidiaries of CHC and GAH-II, L.P. ("GAH"), an affiliate of CHC and the Gencom group of companies, to perform all management functions necessary to operate 22 of the 23 hotels leased by CHC Lease Partners. The terms of these agreements range from ten to twelve years with management fees due based upon a percentage of gross revenue of each of the hotels ranging from 2.25% escalating to 3.0% over a three year period. The fees under these management agreements are subordinate to CHC Lease Partners' obligations to the Operating Partnership under the participating lease agreements. Management fees incurred under these management agreements were $516 during the three months ended March 31, 1996. Included in due to affiliates, net were amounts for management fees under these management agreements owed to CHC and GAH of $27 and $309, respectively, at March 31, 1996 and due from CHC and owed to GAH of $46 and $43, respectively, at December 31, 1995.

                               CHC LEASE PARTNERS

                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


        CHC Lease Partners fully reimburses CHC for office space it occupies within the corporate offices of CHC and for the payroll and related costs CHC administers on behalf of CHC Lease Partners. These costs amounted to $149 for the three months ended March 31, 1996. At March 31, 1996 and December 31, 1995 the amount due CHC for these costs was $175 and $141, respectively.

        During the three months ended March 31, 1996, CHC Lease Partners made distributions to its partners of $340.

3.      PRO FORMA FINANCIAL INFORMATION:

        The unaudited pro forma statements of operations are presented as if the leases and the operation of the twenty-three hotels had commenced on January 1, 1995. The unaudited pro forma statements of operations are not necessarily indicative of what the actual results of operations of CHC Lease Partners would have been assuming such operations had commenced as of January 1, 1995, nor do they purport to represent the results of operations for future periods. Pro forma lessee expenses represent management fees and estimated lessee overhead expenses and exclude dividend income on 250,001 Operating Partnership Units and interest income associated with working capital balances.

                                    THREE MONTHS ENDED MARCH 31,
                                    ----------------------------
                                        1995           1996
                                    -------------  -------------
                                           (IN THOUSANDS)
Revenue:
 Rooms............................        $25,583        $26,693
 Food and beverage................          8,559          8,701
 Conference center................            699            645
 Telephone and other..............          2,258          2,540
                                          -------        -------
  Total revenue...................         37,099         38,579
                                          -------        -------
Expenses:
 Departmental costs and expenses..         13,486         14,169
 Participating lease payments.....         12,390         13,063
 General and administrative.......          2,952          3,284
 Repairs and maintenance..........          1,706          1,698
 Utilities........................          1,556          1,647
 Marketing........................          3,336          3,546
 Insurance........................            288            264
                                          -------        -------
  Total expenses..................         35,714         37,671
                                          -------        -------
Income before lessee expenses.....          1,385            908
Lessee expenses...................            639            624
                                          -------        -------
 Net income.......................        $   746        $   284
                                          =======        =======

                                 INITIAL HOTELS

                        COMBINED STATEMENT OF OPERATIONS
                   FOR THE THREE MONTHS ENDED MARCH 31, 1995
                                  (UNAUDITED)
                                 (IN THOUSANDS)


Revenue from hotel operations:
  Rooms..........................................................  $22,242
  Food and beverage..............................................    7,613
  Conference center..............................................      699
  Telephone and other............................................    1,857
                                                                   -------
        Total revenue............................................   32,411
                                                                   -------
Expenses:
  Departmental costs and expenses................................   11,806
  General and administrative.....................................    2,686
  Repairs and maintenance........................................    1,419
  Utilities......................................................    1,307
  Marketing......................................................    2,821
  Management fees paid to affiliates.............................    1,488
  Interest expense...............................................    4,904
  Real estate and personal property taxes, and insurance.........    1,128
  Depreciation and amortization..................................    2,649
                                                                   -------
        Total expenses...........................................   30,208
                                                                   -------
        Income before extraordinary item.........................    2,203
Extraordinary item--loss on extinguishment of debt...............    1,803
                                                                   -------
        Net income...............................................  $   400
                                                                   =======

                            See accompanying notes.

                                 INITIAL HOTELS

                        COMBINED STATEMENT OF CASH FLOWS
                   FOR THE THREE MONTHS ENDED MARCH 31, 1995
                                  (UNAUDITED)
                                 (IN THOUSANDS)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income..........................................................................    $   400
  Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization....................................................      2,649
     Amortization of deferred loan costs..............................................         58
     Amortization of discount on note payable.........................................        171
     Expenses financed with term debt.................................................        250
     Loss on extinguishment of debt...................................................      1,803
  Changes in assets and liabilities:
     Cash held in escrow..............................................................         (2)
     Accounts receivable, net.........................................................     (2,073)
     Inventories......................................................................        (33)
     Prepaid and other assets.........................................................     (1,041)
     Accounts payable and other accrued expenses......................................       (252)
     Payables to affiliates...........................................................         72
                                                                                          -------
       Net cash provided by operating activities......................................      2,002
                                                                                          -------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Restricted funds used for acquisition of property and equipment..................        189
     Improvements and additions to hotel properties...................................     (1,253)
                                                                                          -------
       Net cash used in investing activities..........................................     (1,064)
                                                                                          -------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of mortgages and other notes payable......................     12,500
     Principal payments on mortgages and other notes payable..........................     (9,888)
     Payment of financing costs.......................................................       (279)
     Payments on capital lease obligations............................................     (1,181)
     Payments on advances from affiliates.............................................       (695)
     Capital contributions............................................................         33
     Distributions paid...............................................................     (1,529)
                                                                                          -------
       Net cash used in financing activities..........................................     (1,039)
                                                                                          -------
Net change in cash and cash equivalents...............................................       (101)
Cash and cash equivalents at beginning of period......................................      8,290
                                                                                          -------
Cash and cash equivalents at end of period............................................    $ 8,189
                                                                                          =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest..............................................    $ 4,805
                                                                                          =======

                            See accompanying notes.

                                 INITIAL HOTELS

                     NOTES TO COMBINED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)



1.  ORGANIZATION, INITIAL PUBLIC OFFERING AND BASIS OF PRESENTATION:

Organization

  Patriot American Hospitality, Inc. (the "Company") is a Virginia corporation which was created to own, through wholly-owned subsidiaries, an approximately 86.3% general and limited partnership interest in Patriot American Hospitality Partnership, L.P., a Virginia limited partnership (the "Operating
Partnership"). On October 2, 1995, the Operating Partnership acquired from various entities (the "Selling Entities") twenty (20) operating hotel properties (collectively, the "Initial Hotels"). Sixteen of the 20 Initial Hotels were acquired from Selling Entities owned jointly or individually by Patriot American (or its principals) ("Patriot American"), CHC International, Inc. ("CHC") and the Gencom group of companies ("Gencom," and collectively with CHC and Patriot American, the "Primary Contributors"). The four remaining hotels were acquired from Selling Entities not affiliated with the Primary Contributors. Following is a listing of the Initial Hotels.

                                                                                                             NUMBER
                                                                                                               OF     MONTH/YEAR
              SELLING ENTITY                                     PROPERTY NAME/LOCATION                      ROOMS     ACQUIRED
- - -------------------------------------------  --------------------------------------------------------------  ------  -------------
FULL SERVICE HOTELS:
Bourbon Orleans Investors, LP                Bourbon Orleans Hotel--New Orleans, Louisiana                      211        8/92
Summit AP Partners, LP                       Holiday Inn Select North Dallas--Farmers Branch, Texas             374        8/93
Quarry Inn Company                           Hilton Inn Cleveland South--Independence, Ohio                     191         N/A(2)
Crockett Hospitality, Inc.                   Crockett Hotel--San Antonio, Texas                                 206        5/90
Troy Hotel Investors, LP                     Marriott Troy Hotel--Troy, Michigan                                350       12/94
Tri-City Associates                          Four Points by Sheraton--Saginaw, Michigan                         156         N/A(2)
1500 Canal Street Investors, LP              Radisson New Orleans Hotel--New Orleans, Louisiana                 759        9/92
Chartwell Properties, Inc.                   Radisson Hotel & Suites--Dallas, Texas                             198        2/90
Town & Country Hospitality, Co.              Radisson Suites (Town & Country)--Houston, Texas                   173       11/89
Main Street Hospitality, LP                  Holiday Inn Aristocrat--Dallas, Texas                              172       11/92
290 Ventures, LP                             Holiday Inn Northwest Plaza--Houston, Texas                        193        9/90
Travis Real Estate Group, JV                 Holiday Inn Northwest Plaza--Austin, Texas                         193        1/92
San Angelo Hospitality, LP                   Holiday Inn--San Angelo, Texas                                     148        1/93
Sebring Hospitality, LP                      Holiday Inn--Sebring, Florida                                      148        8/93
Fairmount Hospitality, LP                    Fairmount Hotel--San Antonio, Texas                                 37       10/92
                                                                                                              -----
                                                                                                              3,509
                                                                                                              -----
LIMITED SERVICE HOTELS:
Hotel Group of Jacksonville, JV              Hampton Inn Jacksonville Airport - Jacksonville, Florida           113        1985(1)
North Coast Rochester Limited Partnership    Hampton Inn--Rochester, New York                                   113        1986(1)
Great Northern Inns Company, L.P.            Hampton Inn Cleveland Airport--North Olmsted, Ohio                 113         N/A(2)
North Coast Inns Co. Ltd.                    Hampton Inn--Canton, Ohio                                          108         N/A(2)
                                                                                                              -----
                                                                                                                447
                                                                                                              -----
EXECUTIVE CONFERENCE CENTER:
MWL Peachtree                                Peachtree Executive Conference Center--Peachtree City, Georgia     250        4/93
                                                                                                              -----
                                                                                                              4,206
                                                                                                              =====

- - ---------------
(1)  Constructed by the current owner.
(2) See Basis of Presentation for a discussion of these Initial Hotels which were not owned by the Primary Contributors or their affiliates.

                                 INITIAL HOTELS

                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)



   The Operating Partnership purchased the Initial Hotels from the Selling Entities for an aggregate purchase price of approximately $311,000. The owners of the Selling Entities received cash and/or units of limited partnership interest in the Operating Partnership as consideration for the hotels. See Initial Public Offering below.

   Upon acquisition, all of the Initial Hotels were leased to CHC Lease Partners, a general partnership owned jointly by CHC and an affiliate of a principal of Gencom, pursuant to separate participating leases (the "Participating Leases"). Under the terms of the Participating Leases, CHC Lease Partners is obligated to pay the greater of (1) minimum base rent or (2) participating rent based upon certain percentages of room revenue, food and beverage revenue, conference center revenue and telephone and other revenue of each of the Initial Hotels. The Participating Leases have an average term of approximately eleven years.

   CHC Lease Partners contracted with hotel management subsidiaries of CHC and with GAH-II, L.P. ("GAH") to manage 19 of the Initial Hotels and Metro Hotels Joint Venture manages the remaining Initial Hotel (collectively, the "Operators"). Under the terms of these management agreements the Operators are required to perform all management functions necessary to operate the Initial Hotels.

Initial Public Offering

   The Company filed its registration statement with the Securities and Exchange Commission which became effective September 27, 1995 pursuant to which the Company completed an initial offering (the "Offering") of 14,605,000 shares of its common stock to the public (including 1,905,000 shares of common stock issued upon exercise of the underwriters' over-allotment option). The Offering price of all shares sold in the Offering was $24.00 per share, resulting in net proceeds (less the underwriters' discount and offering expenses) of approximately $313,170.

   Upon completion of the Offering, the Company contributed, through its wholly-owned subsidiaries, substantially all of the net proceeds of the Offering to the Operating Partnership in exchange for an approximately 86.3% general and limited partnership interest in the Operating Partnership. The Operating Partnership then used the proceeds from the Company to acquire the Initial Hotels from the Selling Entities, to finance certain capital improvements and for general working capital. Rather than receiving cash for their entire interests in the Selling Entities upon the sale of the Initial Hotels, the Primary Contributors and certain third-party sellers elected to receive limited partnership interests in the Operating Partnership aggregating an approximately 13.7% equity interest in the Operating Partnership.

Basis Of Presentation

   The accompanying financial statements are presented on a combined basis because subsequent to October 1, 1995, these properties are wholly-owned by the Operating Partnership and because 19 of the 20 Initial Hotels included in the combination were either owned or managed by one of the Primary Contributors or their affiliates prior to the Operating Partnership's acquisition.

   Management believes that these combined financial statements result in a more meaningful presentation and thus appropriately reflect the historical financial position and results of operations of the predecessor of CHC Lease Partners. All significant inter-entity transactions have been eliminated in the combined presentation.

Interim Unaudited Financial Information

   These unaudited combined statements of operations and cash flows have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1995 is not necessarily indicative of the results for the year ended December 31, 1995. For further information, refer to the combined financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

                                 INITIAL HOTELS

                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)



2.  MORTGAGES AND OTHER NOTES PAYABLE:

Mortgage Loans

   As of March 31, 1995, the combined Initial Hotels were obligated under an aggregate of 21 mortgage loans, each of which are generally collateralized by a first lien deed of trust and assignment of rents. The mortgage loans payable consist of both interest only and amortizing loans which mature at various dates through November 2011. Seven of the mortgage loans totaling $84,686 as of March 31, 1995 have fixed interest rates ranging from 6.0% to 12.0%. Variable rate mortgage loans payable at March 31, 1995 total approximately $49,238. Interest rates on the variable rate debt are generally based on prime or LIBOR rates which were 9.0% and 6.1%, respectively, at March 31, 1995. Certain of the mortgage obligations are personally guaranteed by certain partners of the Selling Entities.

Other Notes Payable

   As of March 31, 1995, the combined Initial Hotels were also obligated under six other notes payable arrangements totaling $6,085. The proceeds from the notes were used to finance improvements to certain hotels. The notes, which mature at various dates through December 31, 2004, bear interest at rates ranging from 7.5% to 14%. Certain of the notes are guaranteed by owners.

Debt Extinguishment

   All of the outstanding mortgage and other notes payable described above were repaid on October 2, 1995 from the proceeds of the Offering.

   The Bourbon Orleans Hotel was purchased subject to a mortgage note in the amount of $9,345 held by the Resolution Trust Corporation ("RTC"). Due to the non-interest bearing feature of the loan, the mortgage note payable and the carrying amount of the property were discounted in the amount of $3,220 using an imputed interest rate of approximately 7.5%. The loan provided for payment to the RTC equal to 25% of the net proceeds from sale or refinancing of the property.

   In February 1995, the owner refinanced the hotel and the RTC note payable was retired, prior to scheduled maturity, for $7,588. The excess of the reacquisition price over the net carrying amount of the debt of $5,785, resulted in a loss on extinguishment of $1,803, which is presented as an extraordinary item in 1995. Additionally, interest expense in 1995 includes $1,242 paid to the RTC for its share of the net refinancing proceeds. The new loan, in the amount of $12,500, accrued interest at the LIBOR Index, with monthly payments of interest only due for the first twelve months.

   Additionally, the loan proceeds were used to retire other indebtedness of the hotel of approximately $2,480 and to purchase equipment leased under capital leases of approximately $1,290.

   In March 1995, the Radisson New Orleans Hotel obtained an extension of a $500,000 note payable due January 1995. The terms of the loan remained unchanged except for an extension of the loan maturity date to December 2, 1995.

3.  COMMITMENTS AND CONTINGENCIES:

Franchise Agreements

   Under the terms of hotel franchise agreements expiring at various dates through July 2013, annual payments for franchise royalties, reservation and advertising services are due for 17 of the 20 Initial Hotels. Fees are computed based upon percentages of gross room revenue. Such fees were approximately $875 during 1995. Certain of these agreements require the franchisee to establish reserves for property improvements, replacement of furniture and equipment or payment of property taxes and insurance.

                                 INITIAL HOTELS

                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)



4.  RELATED PARTY TRANSACTIONS:

   After the Offering described in Note 1, the Operators of 19 of the Initial Hotels are hotel management subsidiaries of CHC, and GAH, an entity affiliated with CHC and Gencom. Prior to the Offering, seven of the Initial Hotels were operated by CHC and six were operated by GAH. In addition, five of the remaining Initial Hotels were operated by affiliates of the Selling Entities.

   The hotels were operated under management agreements expiring through August 2003, and terms included management fees generally ranging from 2% to 5% of revenue. In addition, certain of the hotels provided for the payment of incentive management fees based on achievement of specified performance criteria as defined in the individual management agreements. In certain cases accounting fees ranging from $1 to $3 per month, asset management fees ranging from $2 to $3 per month, and construction supervisory fees ranging from 5% to 10% of the total cost incurred for capital improvements were also due.

   Certain of the Selling Entities had working capital loans or advances from owners or their affiliates. These loans bear interest at rates ranging from 5% to 14% at March 31, 1995 and mature at various dates through March 1997. The advances are non-interest bearing and are generally due on demand. Interest expense related to these loans is $136 during 1995. Loans and advances from affiliates were repaid in connection with the Offering.

5.  CHANGES IN OWNERSHIP:

   In January 1995, the partnership owning the Radisson New Orleans Hotel redeemed the limited partnership interest of a minority partner based upon a negotiated purchase price of $4,249 and bought out the existing management contract of the hotel operator in exchange for notes payable aggregating $4,499. The notes were repaid in connection with the Offering.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The accompanying discussion and analysis of financial condition and results of operations is based on the consolidated financial statements of the Company, the financial statements of CHC Lease Partners, and the combined historical financial statements of the Initial Hotels which are included elsewhere in this Quarterly Report. The following discussion and analysis should be read in conjunction with the accompanying financial statements and related notes thereto.

BACKGROUND

   Patriot American Hospitality; Inc. (collectively with its subsidiaries, the "Company"), a Virginia corporation, was formed April 17, 1995 as a self-administered real estate investment trust ("REIT") for the purpose of acquiring equity interests in hotel properties. On October 2, 1995, the Company completed its initial public offering (the "Offering") of 14,605,000 shares of its common stock and commenced operations. The Company, through its wholly-owned subsidiary, PAH LP, Inc., contributed substantially all of the net proceeds of the Offering to Patriot American Hospitality Partnership, L.P. (the "Operating Partnership") in exchange for an approximate 85.3% limited partnership interest in the Operating Partnership. The Company, through its wholly-owned subsidiary, PAH GP, Inc., is the sole general partner and the holder of a 1.0% general partnership interest in the Operating Partnership.

   The Operating Partnership used approximately $263,600,000 of the net proceeds from the Company to acquire 20 hotel properties with a total of 4,206 guest rooms (the "Initial Hotels") from various entities and repay existing mortgages and other indebtedness of the Initial Hotels. In addition, in connection with the Offering, the Company closed on a Line of Credit with Paine Webber Real Estate Securities, Inc. ("Paine Webber Real Estate") to be utilized primarily for the acquisition of additional hotels, renovation of certain hotels and for working capital. The balance of the proceeds from the Offering were used to acquire one additional hotel and, together with proceeds from the Line of Credit, to acquire a second hotel property through an unconsolidated subsidiary.

   On November 15, 1995, the Company acquired the 223-room Embassy Suites Hotel in Hunt Valley, Maryland for cash (including closing costs) of approximately $15,951,000. The purchase was paid for with a portion of the remaining net proceeds from the Offering.

   On December 1, 1995, PAH Ravinia, Inc. ("PAH Ravinia"), a Virginia corporation of which the Company owns an approximate 99% non-voting ownership interest, acquired the 495-room Crowne Plaza Ravinia Hotel in Atlanta, Georgia. The Company paid approximately $4,456,000 for its 99% ownership interest in PAH Ravinia and advanced to PAH Ravinia an aggregate of $40,500,000 in first and second lien mortgage notes (the "Mortgage Notes") for the purchase of the hotel. The investment in PAH Ravinia and funding of the Mortgage Notes was paid for in part with the remaining net proceeds from the Offering and in part with borrowings from the Company's Line of Credit in the amount of $9,500,000.

   During the first quarter of 1996, the Company has acquired three additional hotel properties in three states with an aggregate 830 guest rooms. The Company acquired the 288-room Tremont House Hotel in Boston, Massachusetts in January 1996, for a purchase price (including closing costs) of approximately $16,397,000. The purchase was financed primarily with funds drawn on the Line of Credit. In March 1996, the Company acquired the 297-room Holiday Inn Lenox Hotel in Atlanta, Georgia and the 245-room Del Mar Hilton in San Diego, California. The Holiday Inn Lenox Hotel is subject to a 73-year ground lease and was acquired for approximately $7,279,000 in cash (including closing costs) and 167,012 OP Units valued at approximately $4,000,000 based upon the market price of the Company's common stock on the contract settlement date. The cash portion of the purchase was funded with a draw on the Line of Credit. The Del Mar Hilton Hotel was acquired for a purchase price (including closing costs) of approximately $14,872,000. The purchase was also financed primarily with funds drawn on the Line of Credit.

   As of March 31, 1996, the Company, through the Operating Partnership and PAH Ravinia, owned 25 hotel properties in ten states with an aggregate 5,754 guest rooms (the "Hotels").

   In order for the Company to qualify as a REIT, neither the Company nor the Operating Partnership can operate hotels. Therefore, the Operating Partnership leases each of the Hotels, except the Crowne Plaza Ravinia Hotel, to lessees that are independent of the Company. Of the 25 Hotels owned at quarter end, 23 are leased to CHC Lease Partners for staggered terms of ten to twelve years pursuant to separate participating leases providing for the payment of base rent and percentage rent (the "Participating Leases"). One of the Hotels is leased under a similar Participating Lease agreement to Metro Lease Partners (collectively, CHC Lease Partners and Metro Lease Partners are referred to herein as the "Lessees"). The Crowne Plaza Ravinia Hotel acquisition was structured without a lessee for reasons specific to the acquisition.

   The Operating Partnership's, and therefore the Company's, primary source of revenue is lease payments by the Lessees under the Participating Leases. Participating Rent is based primarily upon the Hotels' room revenue, and to a lesser extent, food and beverage, conference center and other revenue. The Lessees' ability to make payments to the Operating Partnership under the Participating Leases is dependent upon their ability to generate cash flow from the operation of the Hotels.

   CHC Lease Partners has entered into management agreements whereby 22 of the Hotels are managed by affiliates of CHC Lease Partners and one Hotel is managed by Metro Joint Venture ("Metro Hotels"). Metro Lease Partners has entered into a management agreement with Metro Hotels to manage the Embassy Suites, Hunt Valley, Maryland. The Crowne Plaza Ravinia is being managed by Holiday Inns, Inc. for a period of ten years pursuant to a management agreement between PAH Ravinia and Holiday Inns, Inc. These hotel management entities are referred to herein collectively as the "Operators."


RECENT DEVELOPMENTS

   In April 1996, the Company acquired six hotels with a total of 1,239 guest rooms located in Washington and California for an aggregate purchase price (including closing costs) of approximately $84,500,000. The purchase was funded with proceeds from the Line of Credit and issuance of 331,577 OP Units (valued at approximately $8,800,000 based on the market price of the Company's common stock on the contract settlement date).

   The Company has also entered into non-binding purchase and sale agreements to acquire the 365-room Hyatt Regency in Lexington, Kentucky for a purchase price of approximately $14,000,000, the 492-room Bonaventure Hotel & Spa in Fort Lauderdale, Florida for a purchase price of approximately $16,200,000 and the 362-room Marriott WindWatch Hotel in Long Island New York for a purchase price of approximately $30,000,000. In addition, the Company has entered into a letter of intent agreement to acquire a portfolio of five Wyndham and Wyndham Garden hotels containing an aggregate 1,141 guest rooms for a purchase price of approximately $96,000,000. The hotel properties are located in the Houston, Dallas, Atlanta, Detroit and Chicago metropolitan areas.

   The acquisition of these or any other properties is subject to a number of contingencies, including, among other things, the satisfactory completion of the Company's due diligence investigation of the hotels, the negotiation of a definitive acquisition agreement and obtaining financing and/or Line of Credit lender approval, as applicable. Accordingly, there can be no assurance that the acquisition of any of these properties will be consummated.

RESULTS OF OPERATIONS OF THE COMPANY

Actual (for the Three Months Ended March 31, 1996)

   For the three months ended March 31, 1996, the Company earned $12,371,000 in Participating Lease revenue from the Lessees, which is net of leasing cost amortization of $23,000. Interest and other income, which was $92,000 for the period, consisted primarily of interest income earned on invested cash balances of the Company's capital improvement reserves. Depreciation and amortization for the period was $2,838,000. Real estate and personal property taxes and insurance for the period were $1,082,000 and rent payments on a ground lease were $77,000. General and administrative expenses were $941,000 (including amortization of unearned executive compensation of $166,000). The Company reported $601,000 of interest expense for the period which consists of $558,000 of interest incurred on the Line of Credit balance outstanding and $43,000 of amortization of deferred financing costs. The Company's share of income from an unconsolidated subsidiary was $1,362,000. The minority interest's share of income of the Company was $1,158,000 (representing the minority partners' interest in the Operating Partnership). The resulting net income applicable to common shareholders was $7,128,000.

Pro Forma

   For the three months ended March 31, 1996, the Company's pro forma lease revenue increased 5.2% to $13,516,000 from $12,843,000 for 1995, reflecting improvements in average room rates at the Hotels during 1996 (see pro forma Results of Operations of Lessees below). Total pro forma expenses increased from $6,139,000 for the three months ended March 31, 1995 to $6,409,000 for the three months ended March 31, 1996, an increase of $270,000. This increase is primarily attributable to pro forma general and administrative expense, which increased by $222,000 in 1996 compared to 1995 as a result of increases in cost of amortization of unearned executive compensation and certain professional fees and consultant costs. Pro forma real estate taxes and personal property taxes and casualty insurance increased by $78,000. Depreciation and amortization increased by $41,000. Interest expense decreased by $71,000 as a result of decreases in the

30-day LIBOR rate (for the first quarter of 1996 as compared to the first quarter of 1995) upon which Line of Credit interest rate is based. In addition, the Company's pro forma equity in earnings of its unconsolidated subsidiary increased from $908,000 for the first quarter of 1995 to $1,362,000 for the first quarter of 1996 as a result of improvement in operating results of the property. As a result of the above, pro forma net income increased to $7,250,000 in 1996 from $6,518,000 in 1995.

Funds from Operations

   Funds from Operations (as defined and computed below) was $11,634,000 for the three months ended March 31, 1996. On a pro forma basis, Funds from Operations was $12,077,000 for the three months ended March 31, 1996.

   The Company considers Funds from Operations to be a key measure of REIT performance. Funds from Operations represents net income (loss)(computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring or sales of property, plus depreciation of real property, and after adjustments for unconsolidated partnerships, joint ventures and corporations. Adjustments for the Company's unconsolidated subsidiary are calculated to reflect Funds from Operations on the same basis. The Company has also made certain adjustments to Funds from Operations for real estate related amortization. Funds from Operations should not be considered as an alternative to net income or other measurements under generally accepted accounting principles as an indicator of operating performance or to cash flows from operating, investing or financing activities as a measure of liquidity. Funds from Operations does not reflect working capital changes, cash expenditures for capital improvements or principal payments on indebtedness.

   The following reconciliation of net income to Funds from Operations for the quarter ended March 31, 1996 illustrates the difference between the two measures of operating performance:

                                                         Three Months Ended
                                                           March 31, 1996
                                                         ------------------
                                                             (in 000's)

          Net income........................................  $ 7,128
          Add:
           Minority interest in Operating Partnership.......    1,158
           Depreciation of buildings and improvements and
            furniture, fixtures and equipment...............    2,808
           Amortization of franchise fees...................       22
           Amortization of capitalized lease costs..........       23
          Adjustment for funds from operations of
           unconsolidated subsidiary:
           Equity in earnings of unconsolidated subsidiary..   (1,362)
           Funds from Operations of unconsolidated
             subsidiary.....................................    1,857
                                                              -------
          Funds from Operations.............................  $11,634
                                                              =======

          The Company's share of Funds from Operations......  $10,009
                                                              =======

          Fully diluted weighted average shares
           and OP Units outstanding.........................   17,107
                                                              =======
          Weighted average number of common shares and
           common share equivalents outstanding.............   14,734
                                                              =======

RESULTS OF OPERATIONS OF THE LESSEES

Actual (for the Three Months Ended March 31, 1996)

          CHC Lease Partners. For the three months ended March 31, 1996, CHC Lease Partners had room revenues of $24,260,000 from the 23 Hotels it leases. Food and beverage, conference center and other revenues were $10,938,000 for the quarter. Participating Lease payments and hotel operating expenses were $11,918,000 and $22,082,000, respectively, and net income was $633,000.

          Combined Lessees. For the three months ended March 31, 1996, the combined Lessees had room revenues of $25,308,000. Food and beverage, conference center and other revenues were $11,258,000 for the quarter. Participating Lease payments and hotel operating expenses were $12,371,000 and $23,049,000, respectively, and net income was $547,000.

Pro Forma Comparison of the Three Months Ended March 31, 1996 and 1995

          CHC Lease Partners. Pro forma room revenue increased from $25,583,000 to $26,693,000, an increase of $1,110,000 or 4.3%. Average occupancy decreased from 72.6% in 1995 to 69.6% in 1996 as part of the business plan which raised average daily rates by 8.0%, from $78.04 in 1995 to $84.27 in 1996. The result was a 3.4% increase in revenue per available room from $56.66 in 1995 to $58.61 in 1996. This overall increase in revenue per available room was net of decreases at certain hotels, most notably the two New Orleans properties which had a 13.2% decrease in revenue per available room as a result of severe weather in the Northeast (which limited travel to New Orleans), lower group and convention business and the closing of the temporary land-based casino there. The hotels continue to benefit from improvement in market conditions in the U.S. lodging industry and completion of renovations at certain of the hotels. Four of the Initial Hotels completed renovations in 1995 that were begun in 1994.

          Pro forma food and beverage revenue increased from $8,559,000 to $8,701,000, a total of $142,000, an increase of only 1.7% due to lower occupancies. Conference center revenue decreased from $699,000 to $645,000, a decrease of $54,000, or 7.7%, due primarily to decreased conference facility utilization in the first quarter of 1996 compared to the first quarter of 1995. Telephone and other revenue increased from $2,258,000 to $2,540,000, an increase of $282,000, or 12.5%, due primarily to higher forfeitures of deposits on room cancellations.

          Pro forma Participating Lease payments were $13,063,000 for 1996 compared to $12,390,000 in 1995, an increase of 5.4%. Pro forma hotel operating expenses increased from $23,324,000 to $24,608,000, an increase of $1,284,000 or 5.5%. Of this amount, $683,000 was attributable to a 5.1% increase in departmental costs and expenses, primarily salaries and benefits. General and administrative expenses increased $332,000, or 11.2%, due to higher salaries and benefits costs. Marketing expenses increased $210,000 as a result of increased marketing efforts at newly renovated hotels. Pro forma hotel operating expenses as a percentage of total revenue increased from 62.9% in 1995 to 63.8% in 1996 primarily due to higher salaries and benefits costs in most departments.

          Lessee expenses, which on a pro forma basis consist of management fees and overhead expenses, remained relatively stable. CHC Lease Partners' net income on a pro forma basis was $746,000 in 1995 compared to $284,000 in 1996.

          Combined Lessees. On a combined basis, pro forma room revenue from the hotels was $27,741,000 for the three months ended March 31, 1996, an increase of 4.6% from $26,525,000 in the first three months of 1995. Food and beverage, conference center and other revenues increased 3.4% to $12,206,000 for 1996 compared to $11,806,000 for 1995. Combined pro forma Participating Lease payments were $13,516,000 for 1996 compared to $12,843,000 in 1995, a 5.2%
increase. Hotel operating expenses on a pro forma basis increased 5.7% to $25,578,000 for the quarter ended March 31, 1996 compared to $24,189,000 for 1995. Combined pro forma net income for the three months ended March 31, 1996 was $195,000 compared to $628,000 in 1995.

RESULTS OF OPERATIONS OF THE INITIAL HOTELS

          For the Three Months Ended March 31, 1995. The Initial Hotels had room revenues of $22,242,000 for the three months ended March 31, 1995. Average occupancy was at 74.3%, the average daily rate was $78.97 and revenue per available room was $58.70 for the Initial Hotels for the three months ended March 31, 1995. Food and beverage, conference center and other revenue for the period was $10,169,000. Departmental and other expenses (departmental costs and expenses, general and administrative, repairs and maintenance, utilities, marketing and management fees) for the period were $21,527,000, which represents 66.4% of total revenue. Income before fixed expenses (calculated as total revenues less departmental and other expenses) was 33.6% of total revenue for the period, a 7.3% increase from the 1994 average of 31.3%. Fixed expenses (composed of interest expense, real estate and personal property taxes, insurance, and depreciation and amortization), totaled $8,681,000 for the period, which represented an increase over 1994, due primarily to a one-time participating debt payment at the Bourbon Orleans Hotel of $1,242,000 as well as increased interest costs on new indebtedness incurred by the Initial Hotels in 1995. Net income for the period was $400,000 and reflects an extraordinary loss from debt extinguishment on the Bourbon Orleans Hotel of $1,803,000.

LIQUIDITY AND CAPITAL RESOURCES

          As of March 31, 1996, the Company had $50,250,000 outstanding on the Line of Credit. The Line of Credit is secured by a mortgage on certain of the Hotels. In May 1996, the maximum amount available under the Line of Credit was increased from $165,000,000 to $250,000,000 and certain modifications were made, thereby increasing the Company's ability to borrow under the Line of Credit. Borrowings under the Line of Credit generally bear interest at a rate equal to the 30-day LIBOR rate plus 1.9%.

          In May 1996, the Company sold an aggregate of approximately $40,000,000 of securities to an institutional investor. The securities consisted of 811,393 shares of common stock sold at $26.95 per share and 662,391 Preferred OP Units (the "Preferred OP Units") sold at $27.375 per unit. The common stock is of the same class as the Company's existing common stock and is entitled to the same voting and dividend rights as all outstanding common stock, subject to certain restrictions on the resale of the stock. The Preferred OP Units are entitled to quarterly dividends equal to 103% of the quarterly dividends paid on the common stock. Generally, three years following issuance, the Preferred OP Units may be converted into shares of common stock on a one-for-one basis, subject to certain limitations. After 10 years, all oustanding Preferred OP Units will be converted into common stock.

          In addition, the Company is evaluating other permanent sources of capital, including equity and long-term debt. It is expected that additional common or preferred stock offerings will be used both to acquire hotel properties and to limit the Company's overall debt to market capitalization ratio.

          As previously discussed in "Recent Developments," in April 1996 the Company acquired six hotels with a total of 1,239 guest rooms located in Washington and California for an aggregate purchase price (including closing costs) of approximately $84,500,000 which was funded with borrowings under the Line of Credit and issuance of 331,577 OP Units. In addition, the Company has entered into agreements or has executed letters of intent to acquire a total of eight hotels in the states of Kentucky, New York, Texas, Georgia, Michigan, Illinois and Florida. These acquisitions are subject to a number of conditions including completion of the Company's due diligence. The Company currently intends to use Line of Credit borrowings, OP Units and/or additional permanent debt or equity capital to acquire these assets during the second and third quarters of 1996. While no definitive agreements with respect to the acquisition of any additional hotels have been entered into, the Company expects additional acquisitions will be completed during the remainder of 1996, which will initially be funded through the Line of Credit or through permanent debt or equity financing.

          The Company's principal source of cash to meet its cash requirements, including distributions to its shareholders, is its share of the Operating Partnership's cash flow. The Operating Partnership's principal source of revenue is rent payments under the Participating Leases. The Lessees' ability to make rent payments to the Operating Partnership, and, therefore, the Company's liquidity, including the ability to make distributions to its shareholders, is dependent upon the Lessees' ability to generate sufficient cash flow from operation of the Hotels.

          Cash and cash equivalents as of March 31, 1996 were $8,098,000, including capital improvement reserves of $1,806,000. Additionally, the March 31, 1996 lease revenue receivable of $2,279,000 was paid by the Lessees in April 1996. Cash flows from operating activities of the Company was $9,002,000 for the three months ended March 31, 1996, which primarily represents collection of rents under the Participating Leases, less the Company's operating expenses for the period. Cash flows used in investing activities in the amount of $37,838,000 resulted from the acquisition of hotel properties. Cash flows from financing activities of $32,165,000 was primarily related to $40,750,000 in borrowings on the Line of Credit, net of dividends and distributions paid during the quarter.

RENOVATIONS AND CAPITAL IMPROVEMENTS

          Pursuant to the Participating Leases, the Company is obligated to establish a reserve for each hotel for capital improvements, including the periodic replacement or refurbishment of furniture, fixtures and equipment ("F, F & E"). The aggregate amount of such reserves average 4.0% of total revenue, with the amount of such reserve with respect to each hotel based upon projected capital requirements of such hotel. Even though management believes such amounts will generally be sufficient to fund recurring capital expenditures for the hotels over time, such expenditures may exceed 4.0% of total revenue in any given year. Such expenditures will exceed 4% of total revenues in 1996 for the reasons described below.

          The Company has budgeted $7,500,000 to fund recurring capital expenditures at the Initial Hotels in 1996 and approximately $2,500,000 to complete recurring capital expenditures in 1996 for hotels acquired subsequent to the initial Offering, including the WestCoast portfolio of hotels acquired in April 1996. The $7,500,000 amount represents an increase over the initially budgeted expenditures, as management has decided to accelerate certain capital improvements which were originally planned to be completed beyond 1996. The Company has also been required to accelerate certain additional capital expenditures in connection with the transfer of franchise licenses. The budgeted capital expenditures include upgrades of telephone systems, other major equipment purchases and improvements management believes will immediately enhance the revenue producing capabilities of certain of the hotels.

          In addition to recurring capital expenditures, the Company also has plans to commence or complete renovation projects at several hotels during 1996, including the Crockett Hotel, the Tremont House Hotel, the Crowne Plaza Ravinia Hotel, the Del Mar Hilton Hotel and the WestCoast Long Beach Hotel and Marina. Total renovation cost is expected to be approximately $15,500,000 (including $8,500,000 to renovate the Tremont House Hotel). The Company has spent $853,000 through March 31, 1996 and expects to spend the remainder in 1996 and early 1997.

          The Company will finance these renovations with draws on its Line of Credit, operating cash flow in excess of distributions and reserves, or through permanent debt or equity financing. Funding for $1,066,000 of the Crowne Plaza Ravinia Hotel renovation will come from a reserve provided by the seller at the closing date. The Company attempts to schedule renovations and improvements during traditionally lower occupancy periods in an effort to minimize disruption to the hotel's operations. Therefore, the Company does not believe such renovations and capital improvements will have a material effect on the results of operations of the hotels.

INFLATION

          Operators of hotels in general possess the ability to adjust room rates quickly. However, competitive pressures may limit the Lessees' ability to raise room rates in the face of inflation.

SEASONALITY

          The hotel industry is seasonal in nature. Generally, hotel revenue for the hotels are greater in the first and second quarters of a calendar year. Seasonal variations in revenue at the hotels may cause quarterly fluctuations in the Company's lease revenue.

                                    PART II

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A.       EXHIBITS:

         ITEM NUMBER         DESCRIPTION

         27.1                Financial Data Schedule


B.       REPORTS ON FORM 8-K:

         No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURE

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  May 10, 1996


                         PATRIOT AMERICAN HOSPITALITY, INC.



                         By:  /s/Rex E. Stewart
                              --------------------------------------------
                              Rex E. Stewart
                              Executive Vice President and
                              Chief Financial Officer
                              (Authorized Officer and Principal Accounting
                              and Financial Officer)