Form 10-Q
period 1996-06-30
PATRIOT AMERICAN HOSPITALITY INC
filed 1996-08-13
CIK 948085

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

                        COMMISSION FILE NUMBER: 0-26528

                       PATRIOT AMERICAN HOSPITALITY, INC.
             (Exact name of registrant as specified in its charter)

              VIRGINIA                                    75-2599709
    (State or other jurisdiction of                    (I.R.S. Employer
    incorporation or organization)                    Identification No.)

     3030 LBJ FREEWAY, SUITE 1500
            DALLAS, TEXAS                                    75234
(Address of principal executive office)                    (Zip Code)


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
YES  X    NO
   -----     -----

          The number of shares of common stock, no par value, of Patriot American Hospitality, Inc. outstanding on August 13, 1996 was 20,978,648.

          Exhibit Index is located on page 40.

================================================================================

                       PATRIOT AMERICAN HOSPITALITY, INC.

                                     INDEX


                         PART I - FINANCIAL INFORMATION

                                                                                                         PAGE
                                                                                                         ----
ITEM 1.  FINANCIAL STATEMENTS:

PATRIOT AMERICAN HOSPITALITY, INC.:
Consolidated Balance Sheets as of  December 31, 1995 and June 30, 1996 (unaudited)......................    3
Consolidated Statements of Operations for the three months ended June 30, 1996 and for the six months
     ended June 30, 1996 (unaudited)....................................................................    4
Consolidated Statement of Cash Flows for the six months ended June 30, 1996 (unaudited).................    5
Notes to Consolidated Financial Statements as of June 30, 1996 (unaudited)..............................    6

CHC LEASE PARTNERS:
Balance Sheets as of  December 31, 1995 and June 30, 1996 (unaudited)...................................   12
Statements of Operations for the three months ended June 30, 1996 and for the six months ended
     June 30, 1996 (unaudited)..........................................................................   13
Statement of Cash Flows for the six months ended June 30, 1996 (unaudited)..............................   14
Notes to Financial Statements as of June 30, 1996 (unaudited)...........................................   15

INITIAL HOTELS COMBINED FINANCIAL STATEMENTS:
Combined Statements of Operations for the three months ended June 30, 1995 and for the six months ended
    June 30, 1995 (unaudited)...........................................................................   17
Combined Statement of Cash Flows for the six months ended June 30, 1995 (unaudited).....................   18
Notes to Combined Financial Statements as of June 30, 1995 (unaudited)..................................   19

NORTHCOAST HOTELS, L.L.C.:
Balance Sheet as of June 30, 1996 (unaudited)...........................................................   23
Statement of Operations for the period April 2, 1996 (inception of operations) through
     June 30, 1996 (unaudited)..........................................................................   24
Statement of Members' Equity for the period April 2, 1996 (inception of operations)
    through June 30, 1996 (unaudited)...................................................................   25
Statement of Cash Flows for the period April 2, 1996 (inception of operations) through
    June 30, 1996 (unaudited)...........................................................................   26
Notes to Financial Statements as of June 30, 1996 (unaudited)...........................................   27

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS..........   32

                              PART II - OTHER INFORMATION
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............................................   40

                                            ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K:
     Exhibits...........................................................................................   40
     Reports on Form 8-K................................................................................   40

SIGNATURE...............................................................................................   41

                                     PART I
ITEM 1.  FINANCIAL STATEMENTS

                       PATRIOT AMERICAN HOSPITALITY, INC.

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                               JUNE 30, 1996     DECEMBER 31,1995
                                                                               --------------    -----------------
                                                                                (UNAUDITED)
                               ASSETS
Investment in hotel properties, net of accumulated depreciation of $9,249
  in 1996 and $2,529 in 1995                                                        $416,563           $265,759
Cash and cash equivalents, including capital improvement reserves of $3,605
  in 1996 and $1,091 in 1995                                                           6,675              4,769
Lease revenue receivable                                                               4,207              2,260
Receivables from selling entities                                                      1,470              1,765
Investment in unconsolidated subsidiary                                                4,739              4,263
Mortgage notes and other receivables from unconsolidated subsidiary                   40,854             40,855
Inventory                                                                              1,142              1,035
Deferred expenses, net of accumulated amortization of $315 in 1996 and $88
  in 1995                                                                              2,470              1,852
Prepaid expenses and other assets                                                      5,913              1,666
                                                                                    --------           --------
        Total assets                                                                $484,033           $324,224
                                                                                    ========           ========

                LIABILITIES AND SHAREHOLDERS' EQUITY
Borrowings under line of credit                                                     $111,161           $  9,500
Dividends and distributions payable                                                    9,112              8,154
Accounts payable and accrued expenses                                                  6,873              3,179
Due to unconsolidated subsidiary                                                          69                 91
Minority interest in Operating Partnership                                            72,291             41,522
Commitments and contingencies                                                             --                 --
Shareholders' equity:
    Preferred stock, no par value, 20,000,000 shares authorized,
         no shares issued and outstanding                                                 --                 --
    Common stock, no par value, 200,000,000 shares authorized, shares issued and outstanding were 15,478,648 in 1996 and
         14,665,935 in 1995                                                               --                 --
    Paid-in capital                                                                  285,931            264,808
    Unearned executive compensation, net of accumulated amortization of
         $355 in 1996 and $71 in 1995                                                 (1,067)            (1,351)
    Distributions in excess of earnings                                                 (337)            (1,679)
                                                                                    --------           --------
        Total shareholders' equity                                                   284,527            261,778
                                                                                    --------           --------
        Total liabilities and shareholders' equity                                  $484,033           $324,224
                                                                                    ========           ========

                            See accompanying notes.

                       PATRIOT AMERICAN HOSPITALITY, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                           THREE              SIX
                                                                                           MONTHS            MONTHS
                                                                                           ENDED             ENDED
                                                                                       JUNE 30, 1996     JUNE 30, 1996
                                                                                       --------------    --------------
Revenue:
  Participating lease revenue                                                                $17,913         $30,269
  Interest and other income                                                                       94             201
                                                                                             -------         -------
     Total revenue                                                                            18,007          30,470
                                                                                             -------         -------

Expenses:
  Real estate and personal property taxes and casualty insurance                               1,460           2,542
  Ground lease expense                                                                           223             300
  General and administrative                                                                     951           1,892
  Interest expense                                                                             2,171           2,772
  Depreciation and amortization                                                                3,946           6,784
                                                                                             -------         -------
     Total expenses                                                                            8,751          14,290
                                                                                             -------         -------
Income before equity in earnings of unconsolidated subsidiary and minority interest            9,256          16,180
  Equity in earnings of unconsolidated subsidiary                                              1,243           2,605
                                                                                             -------         -------
Income before minority interest                                                               10,499          18,785
  Minority interest in Operating Partnership                                                  (1,816)         (2,974)
                                                                                             -------         -------
Net income applicable to common shareholders                                                 $ 8,683         $15,811
                                                                                             =======         =======

Net income per common share                                                                    $0.57           $1.06
                                                                                             =======         =======

Weighted average number of common shares and common share equivalents
  outstanding                                                                                 15,174          14,953
                                                                                             =======         =======

                            See accompanying notes.

                       PATRIOT AMERICAN HOSPITALITY, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                              SIX MONTHS
                                                                                                ENDED
                                                                                            JUNE 30, 1996
                                                                                            --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                                 $  15,811
     Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation                                                                                 6,724
       Amortization of unearned executive compensation                                                284
       Amortization of deferred loan costs                                                            122
       Amortization of lease inducement costs                                                          46
       Other amortization                                                                              60
       Payment of interest on notes receivable from unconsolidated subsidiary                       2,129
       Issue common stock to directors                                                                 37
       Equity in earnings of unconsolidated subsidiary                                             (2,605)
       Minority interest in income of Operating Partnership                                         2,974
     Changes in assets and liabilities:
       Lease revenue receivable                                                                    (1,947)
       Prepaid expenses and other assets                                                              152
       Accounts payable and other accrued expenses                                                  1,037
       Due to unconsolidated subsidiary                                                               (21)
                                                                                                ---------
                Net cash provided by operating activities                                          24,803
                                                                                                ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
       Acquisition of hotel properties and related working capital assets                        (139,152)
       Improvements and additions to hotel properties                                              (3,619)
       Collection of receivables from selling entities                                                572
       Prepaid acquisition costs                                                                   (2,166)
       Principal payment received on other note receivable                                            101
                                                                                                ---------
                Net cash used in investing activities                                            (144,264)
                                                                                                ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
       Borrowings under line of credit                                                            141,161
       Repay borrowings under line of credit                                                      (39,500)
       Payment of deferred loan costs                                                                (846)
       Payment of prepaid offering costs                                                           (2,015)
       Net proceeds of private placement                                                           39,417
       Payment of initial public offering costs                                                      (462)
       Dividends and distributions paid                                                           (16,388)
                                                                                                ---------
                Net cash provided by financing activities                                         121,367
                                                                                                ---------
Net increase in cash and cash equivalents                                                           1,906
Cash and cash equivalents at beginning of period                                                    4,769
                                                                                                ---------
Cash and cash equivalents at end of period                                                      $   6,675
                                                                                                =========

Supplemental disclosure of cash flow information:
       Cash paid during the period for interest                                                 $   2,713
                                                                                                =========

                            See accompanying notes.

                       PATRIOT AMERICAN HOSPITALITY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


1.  ORGANIZATION AND BASIS OF PRESENTATION:

  Patriot American Hospitality, Inc. (collectively with its subsidiaries, the "Company"), a Virginia corporation, was formed April 17, 1995 as a self-administered real estate investment trust ("REIT") for the purpose of acquiring equity interests in hotel properties. On October 2, 1995, the Company completed an initial public offering (the "Initial Offering") of 14,605,000 shares of its common stock (including 1,905,000 shares of common stock issued upon exercise of the underwriters' over-allotment option) and commenced operations. The offering price of all shares sold was $24.00 per share, resulting in net proceeds (less the underwriters' discount and Initial Offering expenses) of approximately $313,170.

  Upon completion of the Initial Offering, the Company, through its wholly-owned subsidiary, PAH LP, Inc., contributed substantially all of the net proceeds of the Initial Offering to Patriot American Hospitality Partnership, L.P. (the ''Operating Partnership'') in exchange for an approximately 85.3% limited partnership interest in the Operating Partnership. The Company, through its wholly-owned subsidiary, PAH GP, Inc., is the sole general partner and the holder of a 1.0% general partnership interest in the Operating Partnership.

  The Operating Partnership used approximately $263,600 of the net proceeds of the Initial Offering to acquire ownership interests in 20 hotels (the "Initial Hotels") from various entities (the "Selling Entities") and to repay existing mortgage and other indebtedness of the Initial Hotels. In addition, in connection with the Initial Offering, the Company closed on a Line of Credit with Paine Webber Real Estate Securities, Inc. to be utilized primarily for the acquisition of additional hotels, renovation of certain hotels and for working capital. The balance of the proceeds from the Initial Offering, together with proceeds from the Line of Credit, were used to finance acquisitions of two additional hotel investments, provide for renovations to existing hotels and for general working capital during 1995. In consideration for the sale of the Initial Hotels, certain owners in the Selling Entities, including affiliates of the Company, elected to receive limited partnership units in the Operating Partnership. The 2,324,312 limited partnership units in the Operating Partnership ("OP Units") received by such owners represented an approximate 13.7% equity interest in the Operating Partnership at December 31, 1995.

  During the first quarter of 1996, the Company acquired three additional hotel properties, utilizing cash drawn on its Line of Credit and issuing 167,012 OP Units in connection with the purchases. During the second quarter of 1996, the Company acquired eight additional hotel properties, utilizing cash drawn on its Line of Credit and issuing 331,577 OP Units in connection with the purchases. At June 30, 1996, the Operating Partnership owned interests in 33 hotels and the Company owned an approximate 81.6% interest in the Operating Partnership.

  The Company leases each of its hotels, except the Crowne Plaza Ravinia Hotel, which is owned through a special purpose corporation, to lessees that are independent of the Company (the "Lessees"). The Company leases 23 of its hotel investments to CHC Lease Partners for staggered terms of ten to twelve years pursuant to separate participating leases providing for the payment of the greater of base or participating rent, plus certain additional charges, as applicable (the "Participating Leases"). Seven hotels are leased to NorthCoast Hotels, L.L.C. ("NorthCoast") under similar Participating Lease Agreements. Metro Hotels Leasing Corporation ("Metro Lease Partners") and DTR North Canton, Inc. (the "Doubletree Lessee") each lease one hotel. The Crowne Plaza Ravinia Hotel acquisition was structured without a lessee.

  These unaudited consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, PAH GP, Inc. and PAH LP, Inc., and the Operating Partnership. All significant intercompany accounts and transactions have been eliminated. These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and six month periods ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial

                       PATRIOT AMERICAN HOSPITALITY, INC.

                                  (UNAUDITED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

statements and footnotes thereto included in the Company's annual report on Form 10-K for the period ended December 31, 1995. Certain prior year amounts have been reclassified to conform to current period presentation.

2.  ACQUISITION OF HOTEL PROPERTIES:

  During the first quarter of 1996, the Company acquired three hotels located in Massachusetts, Georgia and California with an aggregate of 830 rooms. The aggregate purchase price of the properties (including acquisition-related expenses) was approximately $38,587 plus 167,012 OP Units (valued at approximately $4,000 based upon the market price of the Company's common stock on the contract settlement date). One of the hotels is subject to a 73-year ground lease. The cash portion of the purchase was financed primarily with funds drawn on the Line of Credit. The hotels are leased to CHC Lease Partners for 11 to 12 years pursuant to separate Participating Leases.

  In April 1996, the Company acquired the six hotel WestCost Portfolio for approximately $75,630 and 331,577 OP Units, valued at approximately $8,800 at the closing of the acquisition. The portfolio includes the 194-suite WestCoast Plaza Park Suites Hotel, the 151-room WestCoast Roosevelt Hotel and the 145-room WestCoast Gateway Hotel, all in Seattle, Washington; the 410-room Hyatt Newporter in Newport Beach, California; the 192-room WestCoast Long Beach Hotel and Marina in Long Beach, California; and the 147-room WestCoast Wenatchee Center Hotel in Wenatchee, Washington. The cash portion of the purchase was financed primarily with funds drawn on the Line of Credit. The hotels are leased to NorthCoast for 10 to 12 years pursuant to separate Participating Leases. A portion of the purchase price in the amount of $2,000 was withheld and is contingent upon the achievement of a certain level of operating performance at each respective hotel. This amount is included in accounts payable and accrued expenses at June 30, 1996.

  On May 22, 1996, the Company acquired the 365-room Hyatt Regency in Lexington, Kentucky for approximately $14,320 in cash. The hotel is subject to a 79-year ground lease. On June 20, 1996, the Company acquired the 180-room Doubletree Denver/Boulder in Westminster (Denver), Colorado for approximately $12,520 in cash. These purchases were financed primarily with funds drawn on the Line of Credit. The Hyatt Regency is leased to NorthCoast for a period of 10 years and the Doubletree Denver/Boulder is leased to the Doubletree Lessee for 10 years pursuant to separate Participating Leases.

3.  INVESTMENT IN AND MORTGAGE NOTES RECEIVABLE FROM UNCONSOLIDATED SUBSIDIARY:

  The Company, through the Operating Partnership, owns an approximate 99% non-voting ownership interest in PAH Ravinia, Inc. ("PAH Ravinia"), a Virginia corporation. PAH Ravinia owns the 495-room Crowne Plaza Ravinia Hotel in Atlanta, Georgia.

  As part of the financing for the acquisition of the Crowne Plaza Ravinia Hotel, the Company, through the Operating Partnership, advanced $40,500 to PAH Ravinia, which is evidenced by two mortgage notes consisting of a $36,000 first mortgage note and a $4,500 second mortgage note. The principal amount of both notes is due and payable on November 28, 1998. Interest at an annual rate equal to 10.25% and 12.5% on the first and second mortgage notes, respectively, is due and payable monthly. All amounts owing under the mortgage notes will become due and payable upon a sale of the hotel to a third party purchaser. The mortgage notes are collateralized by deeds of trust on the Crowne Plaza Ravinia Hotel.

                       PATRIOT AMERICAN HOSPITALITY, INC.

                                  (UNAUDITED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

4.   LINE OF CREDIT:

  In connection with the Initial Offering, the Company, through the Operating Partnership obtained a revolving credit facility of up to $165,000 (the "Line of Credit") to fund the acquisition of additional hotels, renovations and capital improvements to hotels and for general working capital purposes. In May 1996, the maximum amount available under the Line of Credit was increased to $250,000 and certain other modifications were made, thereby increasing the Company's ability to borrow under the Line of Credit. The Line of Credit is collateralized by a first mortgage lien on certain of the hotels. As of June 30, 1996, the Company had $111,161 outstanding on its Line of Credit. The Line of Credit, which expires October 1, 1998, bears interest on the outstanding balance at a rate per annum equal to 30-day LIBOR plus 1.90%. LIBOR was 5.69% at December 31, 1995 and 5.44% at June 30, 1996. The weighted average interest rate incurred by the Company during 1996 under this borrowing was 7.43%. No prepayment penalties are required under the Line of Credit.

  The agreement requires the Company to maintain certain financial ratios with respect to liquidity, loan to value and net worth and imposes certain limitations on acquisitions. The Company is in compliance with such covenants at June 30, 1996. The unused commitment under the Line of Credit at June 30, 1996, is $138,839, subject to certain restrictions and provisions of the Line of Credit Agreement.

5.  MINORITY INTEREST

  The Operating Partnership has 2,822,901 OP Units and 662,391 Preferred OP Units (see Note 6) outstanding as of June 30, 1996 (excluding OP Units held by the Company). Pursuant to the Operating Partnership's limited partnership agreement, the limited partners of the Operating Partnership, including certain affiliates of the Company, received rights (the "Redemption Rights") that enable them to cause the Operating Partnership to redeem each OP Unit in exchange for cash equal to the value of a share of common stock (or, at the Company's election, the Company may purchase each OP Unit offered for redemption for one share of common stock). The Redemption Rights generally may be exercised at any time after one year following the issuance of the OP Units. However, certain holders of OP Units, including directors and officers of the Company, are restricted from exercising their Redemption Rights for 18 to 24 months from the closing of the Initial Offering. The number of shares of common stock issuable upon exercise of the Redemption Rights will be adjusted for share splits, mergers, consolidations or similar pro rata transactions, which would have the effect of diluting the ownership interests of the limited partners of the Operating Partnership or the shareholders of the Company.

6.  SHAREHOLDERS' EQUITY:

Capital Stock

  The Company's Board of Directors has declared quarterly distributions of $0.48 per common share for each of the first and second quarters. The first quarter distribution was paid on April 30, 1996 to holders of record on March 29, 1996. The second quarter distribution was paid on July 30, 1996 to shareholders of record on June 27, 1996. Concurrent with the dividend declarations, the Operating Partnership has authorized and paid distributions in the same amount.

  In response to an independent consultant review of executive compensation, the Board of Directors elected to accelerate the vesting period for the shares of common stock held by three of the Company's executive officers, which has been recorded as unearned executive compensation. During the first quarter of 1996, the vesting period was reduced from five years to three years and the amortization period of the unearned executive compensation was revised accordingly.

                       PATRIOT AMERICAN HOSPITALITY, INC.

                                  (UNAUDITED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


Stock Option Awards

  Pursuant to the Company's Directors' Plan and the 1995 Incentive Plan, the Board of Directors granted stock options to purchase 15, 000 shares of common stock to the Company's directors, and 177,800 shares of common stock to the Company's executive and other officers and certain employees. For the directors the exercise price of the options is $28.375 (the market price of the Company's stock on the date of the grant, May 23, 1996). For the officers and employees employed as of the grant date (April 19, 1996) the exercise price of the options is $26.875 (the market price of the Company's common stock on the date of grant). For officers and employees hired subsequent to April 19, 1996, the excercise price is equal to the market price of the Company's common stock on the employee's hire date. The options to purchase common stock vest annually over a period of seven years.

Private Placement

  In May 1996, the Company sold an aggregate of approximately $40,000 of equity securities to an institutional investor that purchased the securities on behalf of two owners (the "Private Placement"). The securities consisted of 811,393 shares of common stock sold at $26.95 per share and 662,391 Preferred OP Units (the "Preferred OP Units") sold at $27.375 per unit. The common stock is of the same class as the Company's existing common stock and is entitled to the same voting and dividend rights as all outstanding common stock, subject to certain restrictions on the resale of the stock. The Preferred OP Units are entitled to quarterly distributions equal to 103% of the quarterly dividends paid on the common stock. Generally, three years following issuance, the Preferred OP Units may be converted into shares of common stock on a one-for-one basis, subject to certain limitations. After 10 years, the Company will have the right to exchange all outstanding Preferred OP Units for shares of common stock on a one-for-one basis.

7.  NONCASH INVESTING AND FINANCING ACTIVITIES:

  In connection with the acquisition of hotel properties, the following assets and liabilities were assumed:

Receivables from selling entities...........................  $   277
Inventory..................................................       107
Prepaid expenses and other assets...........................      323
Accounts payable and accrued liabilities....................    2,657

Issuance of OP Units in connection with the acquisition of
 hotel properties...........................................  $12,803

8.   COMMITMENTS AND CONTINGENCIES:

     The Company currently is not subject to any material legal proceedings or claims nor, to management's knowledge, are any material legal proceedings or claims currently threatened.

                       PATRIOT AMERICAN HOSPITALITY, INC.

                                  (UNAUDITED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

9.   PRO FORMA FINANCIAL INFORMATION:

     The following unaudited pro forma condensed consolidated statements of operations of the Company are presented as if (i) the Initial Offering and the acquisition of the 20 Initial Hotels, (ii) the subsequent acquisition of 13 additional hotel properties, and (iii) the Private Placement had occurred on January 1, 1995, and the hotels (except the Crowne Plaza Ravinia Hotel) had been leased to the Lessees pursuant to the Participating Leases. These unaudited pro forma condensed consolidated statements of operations are not necessarily indicative of what actual results of operations of the Company would have been assuming such transactions had been completed as of January 1, 1995, nor do they purport to represent the results of operations for future periods.

                                                                           SIX MONTHS ENDED JUNE 30,
                                                                    ---------------------------------------
                                                                           1995                 1996
                                                                    -------------------  ------------------
                                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenue:
  Participating lease revenue.....................................             $33,684             $35,761
  Interest and other income.......................................                  22                 201
                                                                               -------             -------
     Total revenue................................................              33,706              35,962
                                                                               -------             -------
Expenses:
  Real estate and personal property taxes and casualty insurance..               2,858               3,066
  Ground lease expense............................................                 659                 680
  General and administrative......................................               1,400               1,892
  Interest expense................................................               4,618               4,329
  Depreciation and amortization...................................               8,222               8,448
                                                                               -------             -------
     Total expenses...............................................              17,757              18,415
                                                                               -------             -------
Income before equity in earnings of unconsolidated subsidiary
  and minority interest...........................................              15,949              17,547
  Equity in earnings of  unconsolidated subsidiary................               1,857               2,605
                                                                               -------             -------
Income before minority interest...................................              17,806              20,152
  Minority interest in Operating Partnership......................              (3,276)             (3,708)
                                                                               -------             -------
Net income applicable to common shareholders......................             $14,530             $16,444
                                                                               =======             =======
Net income per common share.......................................               $0.97               $1.10
                                                                               =======             =======
Weighted average number of common shares and common share
  equivalents outstanding.........................................              14,953              14,953
                                                                               =======             =======

10.  SUBSEQUENT EVENTS:

Public Offering of Common Stock

     On July 29, 1996, the Company completed a public offering (the "Follow-on Offering") of 5,500,000 shares of its common stock. The offering price of all shares sold in the Follow-on Offering was $28.25 per share, resulting in net proceeds (less the underwriters' discount and offering expenses) of approximately $144,200 of which approximately $134,696 was used to reduce amounts outstanding under the Line of Credit.

                       PATRIOT AMERICAN HOSPITALITY, INC.

                                  (UNAUDITED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

Hotel Properties Acquired

     On July 15, 1996, the Company acquired the 472-room Wyndham Greenspoint Hotel located in Houston, Texas and the 191-room Wyndham Garden-Midtown located in Atlanta, Georgia from entities owned primarily by members of the Trammell Crow family for approximately $60,960 in cash and 17,036 OP Units valued at approximately $500 at the time of acquisition. In addition, the Company may be obligated to pay up to $3,000 of additional consideration upon the achievement of certain future operating results at these hotels. In connection with this acquisition, the Company has agreed to maintain at least $22,000 of debt on the Wyndham Greenspoint Hotel until the end of 1999. Paine Webber Real Estate has extended a single asset mortgage loan of approximately $22,000 on this hotel (the "Greenspoint Loan") on economic terms substantially similar to the Line of Credit. While the Greenspoint Loan is outstanding, the maximum amount the Company may draw on the Line of Credit will be $228,000. The Line of Credit and the Greenspoint Loan are cross-defaulted. No prepayment penalties are required in connection with the prepayment of amounts outstanding under the Greenspoint Loan.

Potential Acquisitions

     The Company has entered into non-binding purchase and sale agreements to acquire the 492-room Bonaventure Hotel & Spa in Fort Lauderdale, Florida for a purchase price of approximately $16,200 in cash and the payment of approximately $3,425 relating to the assumption of operating liabilities and acquisition-related expenses, the 362-room Marriott WindWatch Hotel in Long Island, New York for a purchase price of approximately $30,000, the 257-room Valley River Inn in Eugene, Oregon for a purchase price of approximately $18,800, and the 250-room Holiday Inn O'Hare in Des Plaines, Illinois for a purchase price of approximately $8,700. In addition, the Company has entered into an agreement to acquire the 148-room Wyndham Garden located in Novi (Detriot), Michigan; the 162-room Wyndham Garden located in Wood Dale (Chicago), Illinois; and the 168-room Wyndham Garden-Las Colinas located in Irving (Dallas), Texas for an aggregate purchase price of approximately $35,300. The acquisition of these or any other properties is subject to a number of contingencies, including, among other things, the satisfactory completion of the Company's due diligence investigation of the hotels, the negotiation of a definitive acquisition agreement and obtaining financing and/or Line of Credit lender approval, as applicable. Accordingly, there can be no assurance that the acquisition of any of these properties will be consummated.

                               CHC LEASE PARTNERS

                                 BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                JUNE 30, 1996      DECEMBER 31, 1995
                                                                --------------     -----------------
                                                                 (UNAUDITED)
                                    ASSETS
Current Assets:
 Cash and cash equivalents                                            $ 8,617             $ 9,385
 Accounts receivable, net of allowance for doubtful accounts of $188 and $142 at June 30, 1996 and December 31,
  1995, respectively                                                    9,447               5,833
 Inventories                                                            1,947               2,136
 Prepaid expenses                                                         974                 441
                                                                      -------             -------
        Total current assets                                           20,985              17,795
Investments                                                             5,100               5,100
Deposits                                                                   93                  71
                                                                      -------             -------
        Total assets                                                  $26,178             $22,966
                                                                      =======             =======

                       LIABILITIES AND PARTNERS' CAPITAL
Current Liabilities:
 Accounts payable                                                     $ 2,645             $ 2,202
 Accrued rent due to Patriot American Hospitality
  Partnership, L.P.                                                     1,642               2,260
 Due to affiliates, net                                                   464                 138
 Accrued payroll                                                        2,800               2,219
 Taxes payable                                                          1,701               1,556
 Guest deposits                                                         1,954                 958
 Accrued expenses and other liabilities                                 3,329               2,012
                                                                      -------             -------
        Total current liabilities                                      14,535              11,345
Due to Patriot American Hospitality Partnership, L.P.                     957               1,035
Lease inducement                                                          931                 977
                                                                      -------             -------
        Total liabilities                                              16,423              13,357
Commitments and contingencies (Note 2)                                     --                  --
Partners' capital                                                       9,755               9,609
                                                                      -------             -------
        Total liabilities and partners' capital                       $26,178             $22,966
                                                                      =======             =======

   The accompanying notes are an integral part of these financial statements.

                               CHC LEASE PARTNERS

                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                         THREE            SIX
                                                         MONTHS          MONTHS
                                                         ENDED           ENDED
                                                     JUNE 30, 1996   JUNE 30, 1996
                                                     --------------  --------------
Revenue:
  Rooms                                                    $28,377         $52,637
  Food and beverage                                          8,919          16,917
  Conference center                                            551           1,196
  Telephone and other                                        2,423           4,718
                                                           -------         -------
       Total revenue                                        40,270          75,468
                                                           -------         -------
Expenses:
  Departmental costs and expenses                           14,306          27,071
  Participating lease payments                              13,949          25,867
  General and administrative                                 3,419           6,302
  Repairs and maintenance                                    1,746           3,290
  Utilities                                                  1,693           3,189
  Marketing                                                  3,653           6,827
  Insurance                                                    178             398
                                                           -------         -------
       Total expenses                                       38,944          72,944
                                                           -------         -------
       Income before lessee income (expense)                 1,326           2,524
                                                           -------         -------
Dividend and interest income                                   278             473
Management fees                                               (992)         (1,589)
Lessee general and administrative expenses                    (309)           (472)
                                                           -------         -------
       Total lessee income (expense)                        (1,023)         (1,588)
                                                           -------         -------
       Net income                                          $   303         $   936
                                                           =======         =======

   The accompanying notes are an integral part of these financial statements.

                               CHC LEASE PARTNERS

                            STATEMENT OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                        SIX MONTHS
                                                                                          ENDED
                                                                                      JUNE 30, 1996
                                                                                      --------------
Cash flows from operating activities:
  Net income.....................................................................        $   936
  Adjustments to reconcile net income to net cash used in operating activities:
     Recognition of lease inducement.............................................            (46)
     Provision for losses on accounts receivable.................................             46
  Changes in assets and liabilities:
  (Increase) decrease in:
     Accounts receivable.........................................................         (3,548)
     Inventories.................................................................            111
     Prepaid expenses and other assets...........................................           (555)
  Increase (decrease) in:
     Accounts payable............................................................            521
     Accrued rent due to Patriot American Hospitality Partnership, L.P...........           (618)
     Due to affiliates...........................................................            326
     Accrued payroll.............................................................            581
     Taxes payable...............................................................            145
     Guest deposits..............................................................             80
     Accrued expenses and other liabilities......................................          1,317
                                                                                         -------
Net cash used in operating activities............................................           (704)
                                                                                         -------

Cash flows from investing activities:
  Acquired cash from new operating leases........................................            726
                                                                                         -------
Net cash provided by investing activities........................................            726
                                                                                         -------

Cash flows from financing activities:
  Partnership distribution.......................................................           (790)
                                                                                         -------
Net cash used in financing activities............................................           (790)
                                                                                         -------
Net decrease in cash and cash equivalents........................................           (768)
Cash and cash equivalents at beginning of period.................................          9,385
                                                                                         -------
Cash and cash equivalents at end of period.......................................        $ 8,617
                                                                                         =======
Supplemental Schedule of Non-Cash Investing and Financing Activities:

  Assumption of assets and liabilities upon consummation of participating lease agreements with Patriot American Hospitality Partnership, L.P.:
       Acquired cash.............................................................        $   726
       Inventories...............................................................            (78)
       Other assets..............................................................            112
       Due to Patriot American Hospitality Partnership, L.P......................             78
       Other liabilities.........................................................           (838)
                                                                                         -------
       Net assets................................................................        $    --
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

                               CHC LEASE PARTNERS

                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

ORGANIZATION

  CHC Lease Partners, was formed as the initial lessee to lease and operate certain hotels owned by Patriot American Hospitality Partnership, L.P. (the "Operating Partnership"). At June 30,1996, Patriot American Hospitality, Inc. (the "Company"), through its subsidiaries, owns approximately 81.6% of the Operating Partnership. CHC Lease Partners, a general partnership, is owned jointly by CHC REIT Lessee Corp., a wholly owned subsidiary of CHC International, Inc. ("CHC") and by an affiliate of a principal of the Gencom group of companies.

  CHC Lease Partners began operating twenty hotels (the "Initial Hotels") on October 2, 1995. In January 1996 and March 1996, CHC Lease Partners and the Operating Partnership entered into three operating leases for three hotels which were acquired by the Operating Partnership. The leases are substantially similar to the other participating lease agreements between CHC Lease Partners and the Operating Partnership. At June 30, 1996, CHC Lease partners leases twenty-three hotels.

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

  These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and six month periods ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the CHC Lease Partners financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

2.  COMMITMENTS AND RELATED PARTY TRANSACTIONS:

  CHC Lease Partners incurred base rents of $8,740 and $16,060 for the three months and six months ending June 30, 1996, respectively, and participating rents of $5,187 and $9,787 for the three months and six months ending June 30, 1996, respectively. At June 30, 1996 and December 31, 1995, CHC Lease Partners owed the Operating Partnership $1,642 and $2,260, respectively, for rents under the terms of the participating leases.

  Under the participating lease agreements, CHC Lease Partners is obligated to return to the Operating Partnership at the end of each lease term the inventory at each of the Initial Hotels less a total of $1,000. Such amount is considered a lease inducement and is recorded as a reduction to participating lease payments over the lives of the participating lease agreements. As of June 30, 1996, the balance of the lease inducement and the inventory due to the Operating Partnership were $931 and $957 , respectively. As of December 31, 1995, the balances were $977 and $1,035, respectively.

  CHC Lease Partners entered into management agreements with hotel management subsidiaries of CHC and GAH-II, L.P. ("GAH"), an affiliate of CHC and the Gencom group of companies, to perform all management functions necessary to operate 22 of the 23 hotels leased by CHC Lease Partners. The terms of these agreements range from ten to twelve years with management fees due based upon a percentage of gross revenue of each of the hotels ranging from 2.25% to 2.5% escalating to 3.0% over a two to three year period. The fees under these management agreements are subordinate to CHC Lease Partners' obligations to the Operating Partnership under the participating lease agreements. Management fees incurred under these management agreements were $913 during the three months ended June 30, 1996 and were $1,429 for the six months ended June 30, 1996. Included in due to affiliates, net were amounts for management fees under these management agreements owed to CHC and GAH of $175 and $162, respectively, at June 30, 1996 and due from CHC and owed to GAH of $46 and $43, respectively, at December 31, 1995.

                               CHC LEASE PARTNERS

                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


  CHC Lease Partners fully reimburses CHC for office space it occupies within the corporate offices of CHC and for the payroll and related costs CHC administers on behalf of CHC Lease Partners. These costs amounted to $136 for the three months ended June 30, 1996 and $285 for the six months ended June 30, 1996. At June 30, 1996 and December 31, 1995 the amount due CHC for these costs was $127 and $141, respectively.

  During the three months and six months ended June 30, 1996, CHC Lease Partners made distributions to its partners of $450 and $790, respectively.

3.      PRO FORMA FINANCIAL INFORMATION:

  The unaudited pro forma statements of operations are presented as if the leases and the operation of the twenty-three hotels had commenced on January 1, 1995. The unaudited pro forma statements of operations are not necessarily indicative of what the actual results of operations of CHC Lease Partners would have been assuming such operations had commenced as of January 1, 1995, nor do they purport to represent the results of operations for future periods. Pro forma lessee expenses represent management fees and estimated lessee overhead expenses and exclude pro forma dividend income on 250,001 Operating Partnership Units and interest income associated with working capital balances.


                                      SIX MONTHS ENDED JUNE 30,
                                      -------------------------
                                          1995         1996
                                      ------------  -----------
                                         (IN THOUSANDS)
Revenue:
 Rooms............................       $51,944       $55,070
 Food and beverage................        17,408        17,620
 Conference center................         1,292         1,196
 Telephone and other..............         4,868         4,963
                                         -------       -------
  Total revenue...................        75,512        78,849
                                         -------       -------
Expenses:
 Departmental costs and expenses..        27,480        28,395
 Participating lease payments.....        25,409        26,828
 General and administrative.......         6,067         6,664
 Repairs and maintenance..........         3,472         3,445
 Utilities........................         3,153         3,339
 Marketing........................         6,917         7,178
 Insurance........................           566           481
                                         -------       -------
  Total expenses..................        73,064        76,330
                                         -------       -------
Income before lessee expenses.....         2,448         2,519
Lessee expenses...................         1,519         1,691
                                         -------       -------
 Net income (loss)................       $   929       $   828
                                         =======       =======

4.      SUBSEQUENT EVENT:

  CHC Lease Partners and the Operating Partnership have entered into a non-binding letter agreement to lease the 492-room Bonaventure Hotel & Spa in Fort Lauderdale, Florida subject to the Operating Partnership's non-binding purchase and sale agreement for the hotel and spa. The lease would be substantially similar to other participating lease agreements between CHC Lease Partners and the Operating Partnership.

  The leasing of the hotel and spa is subject to a number of contingencies including, among other things, the acquisition of the hotel and spa and the negotiation of a definitive participating lease agreement. Accordingly, there can be no assurance the leasing of the hotel and spa will be consummated.

                                 INITIAL HOTELS

                       COMBINED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                THREE           SIX
                                                                MONTHS         MONTHS
                                                                ENDED          ENDED
                                                            JUNE 30, 1995  JUNE 30, 1995
                                                            -------------  --------------
Revenue from hotel operations:
  Rooms                                                         $21,848        $44,090
  Food and beverage                                               7,529         15,142
  Conference center                                                 593          1,292
  Telephone and other                                             2,128          3,985
                                                                -------        -------
        Total revenue                                            32,098         64,509
                                                                -------        -------
Expenses:
  Departmental costs and expenses                                11,889         23,695
  General and administrative                                      2,702          5,388
  Repairs and maintenance                                         1,451          2,870
  Utilities                                                       1,315          2,622
  Marketing                                                       2,990          5,811
  Management fees paid to affiliates                              1,288          2,776
  Interest expense                                                3,512          8,416
  Real estate and personal property taxes, and insurance          1,079          2,207
  Depreciation and amortization                                   2,555          5,204
                                                                -------        -------
        Total expenses                                           28,781         58,989
                                                                -------        -------
  Income before extraordinary item                                3,317          5,520
  Extraordinary item--loss on extinguishment of debt                 --         (1,803)
                                                                -------        -------
        Net income                                              $ 3,317        $ 3,717
                                                                =======        =======

                            See accompanying notes.

                                 INITIAL HOTELS

                        COMBINED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                          SIX MONTHS
                                                                            ENDED
                                                                        JUNE 30, 1995
                                                                        --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                $  3,717
  Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                             5,204
     Amortization of deferred loan costs                                         168
     Amortization of discount on note payable                                    172
     Expenses financed with term debt                                            250
     Loss on extinguishment of debt                                            1,803
  Changes in assets and liabilities:
     Cash held in escrow                                                        (400)
     Accounts receivable, net                                                 (1,634)
     Inventories                                                                 (88)
     Prepaid and other assets                                                   (503)
     Accounts payable and other accrued expenses                                (104)
     Payables to affiliates                                                       40
                                                                            --------
       Net cash provided by operating activities                               8,625
                                                                            --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Restricted funds used for acquisition of property and equipment                (52)
  Improvements and additions to hotel properties                              (2,695)
                                                                            --------
       Net cash used in investing activities                                  (2,747)
                                                                            --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of mortgages and other notes payable                 13,217
  Principal payments on mortgages and other notes payable                    (10,585)
  Payment of financing costs                                                    (314)
  Payments on capital lease obligations                                       (1,259)
  Payments on advances from affiliates                                          (428)
  Payments on loans from affiliates                                             (318)
  Capital contributions                                                           33
  Distributions paid                                                          (4,960)
                                                                            --------
       Net cash used in financing activities                                  (4,614)
                                                                            --------
Net change in cash and cash equivalents                                        1,264
Cash and cash equivalents at beginning of period                               8,290
                                                                            --------
Cash and cash equivalents at end of period                                  $  9,554
                                                                            ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest                                    $  8,072
                                                                            ========

                            See accompanying notes.

                                 INITIAL HOTELS

                     NOTES TO COMBINED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


1.  ORGANIZATION, INITIAL PUBLIC OFFERING AND BASIS OF PRESENTATION:

Organization

  Patriot American Hospitality, Inc. (the ''Company'') is a Virginia corporation which was created to own, through wholly-owned subsidiaries, an approximately 86.3% general and limited partnership interest in Patriot American Hospitality Partnership, L.P., a Virginia limited partnership (the ''Operating Partnership''). On October 2, 1995, the Operating Partnership acquired from various entities (the "Selling Entities") twenty (20) operating hotel properties (collectively, the ''Initial Hotels''). Sixteen of the 20 Initial Hotels were acquired from Selling Entities owned jointly or individually by Patriot American (or its principals) ("Patriot American"), CHC International, Inc. (''CHC'') and the Gencom group of companies (''Gencom,'' and collectively with CHC and Patriot American, the ''Primary Contributors''). The four remaining hotels were acquired from Selling Entities not affiliated with the Primary Contributors. Following is a listing of the Initial Hotels.

                                                                                               NUMBER
                                                                                                 OF     MONTH/YEAR
          SELLING ENTITY                              PROPERTY NAME/LOCATION                   ROOMS     ACQUIRED
- -----------------------------------  --------------------------------------------------------  ------  -------------
FULL SERVICE HOTELS:
Bourbon Orleans Investors, LP        Bourbon Orleans Hotel--New Orleans, Louisiana                211        8/92
Summit AP Partners, LP               Holiday Inn Select North Dallas--Farmers Branch, Texas       374        8/93
Quarry Inn Company                   Hilton Inn Cleveland South--Independence, Ohio               191         N/A(2)
Crockett Hospitality, Inc.           Crockett Hotel--San Antonio, Texas                           206        5/90
Troy Hotel Investors, LP             Marriott Troy Hotel--Troy, Michigan                          350       12/94
Tri-City Associates                  Four Points by Sheraton--Saginaw, Michigan                   156         N/A(2)
1500 Canal Street Investors, LP      Radisson New Orleans Hotel--New Orleans, Louisiana           759        9/92
Chartwell Properties, Inc.           Radisson Hotel & Suites--Dallas, Texas                       198        2/90
Town & Country Hospitality, Co.      Radisson Suites (Town & Country)--Houston, Texas             173       11/89
Main Street Hospitality, LP          Holiday Inn Aristocrat--Dallas, Texas                        172       11/92
290 Ventures, LP                     Holiday Inn Northwest Plaza--Houston, Texas                  193        9/90
Travis Real Estate Group, JV         Holiday Inn Northwest Plaza--Austin, Texas                   193        1/92
San Angelo Hospitality, LP           Holiday Inn--San Angelo, Texas                               148        1/93
Sebring Hospitality, LP              Holiday Inn--Sebring, Florida                                148        8/93
Fairmount Hospitality, LP            Fairmount Hotel--San Antonio, Texas                           37       10/92
                                                                                                -----
                                                                                                3,509
                                                                                                -----
LIMITED SERVICE HOTELS:
Hotel Group of Jacksonville, JV      Hampton Inn Jacksonville Airport - Jacksonville, Florida     113        1985(1)
North Coast Rochester Limited        Hampton Inn--Rochester, New York                             113        1986(1)
 Partnership
Great Northern Inns Company, L.P.    Hampton Inn Cleveland Airport--North Olmsted, Ohio           113         N/A(2)
North Coast Inns Co. Ltd.            Hampton Inn--Canton, Ohio                                    108         N/A(2)
                                                                                                -----
                                                                                                  447
                                                                                                -----
EXECUTIVE CONFERENCE CENTER:
MWL Peachtree                        Peachtree Executive Conference Center--Peachtree City,       250        4/93
                                     Georgia                                                    -----
                                                                                                4,206
                                                                                                =====
- ---------------

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

   Upon acquisition, all of the Initial Hotels were leased to CHC Lease Partners, a general partnership owned jointly by CHC and an affiliate of a principal of Gencom, pursuant to separate participating leases (the ''Participating Leases''). Under the terms of the Participating Leases, CHC Lease Partners is obligated to pay the greater of (1) minimum base rent or (2) participating rent based upon certain percentages of room revenue, food and beverage revenue, conference center revenue and telephone and other revenue of each of the Initial Hotels. The Participating Leases have an average term of approximately eleven years.

   CHC Lease Partners contracted with hotel management subsidiaries of CHC and with GAH-II, L.P. (''GAH'') to manage 19 of the Initial Hotels and Metro Hotels Joint Venture manages the remaining Initial Hotel (collectively, the ''Operators''). Under the terms of these management agreements the Operators are required to perform all management functions necessary to operate the Initial Hotels.

Initial Public Offering

   The Company filed its registration statement with the Securities and Exchange Commission which became effective September 27, 1995 pursuant to which the Company completed an initial offering (the "Initial Offering") of 14,605,000 shares of its common stock to the public (including 1,905,000 shares of common stock issued upon exercise of the underwriters' over-allotment option). The Initial Offering price of all shares sold in the Initial Offering was $24.00 per share, resulting in net proceeds (less the underwriters' discount and offering expenses) of approximately $313,170.

   Upon completion of the Initial Offering, the Company contributed, through its wholly-owned subsidiaries, substantially all of the net proceeds of the Initial Offering to the Operating Partnership in exchange for an approximately 86.3% general and limited partnership interest in the Operating Partnership. The Operating Partnership then used the proceeds from the Company to acquire the Initial Hotels from the Selling Entities, to finance certain capital improvements and for general working capital. Rather than receiving cash for their entire interests in the Selling Entities upon the sale of the Initial Hotels, the Primary Contributors and certain third-party sellers elected to receive limited partnership interests in the Operating Partnership aggregating an approximately 13.7% equity interest in the Operating Partnership.

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

Interim Unaudited Financial Information

   These unaudited combined statements of operations and cash flows have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and six month periods ended June 30, 1995 is not necessarily indicative of the

                                 INITIAL HOTELS

                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


results for the year ended December 31, 1995. For further information, refer to the combined financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

2.  MORTGAGES AND OTHER NOTES PAYABLE:

Mortgage Loans

   As of June 30, 1995, the combined Initial Hotels were obligated under an aggregate of 21 mortgage loans, each of which are generally collateralized by a first lien deed of trust and assignment of rents. The mortgage loans payable consist of both interest only and amortizing loans which mature at various dates through November 2011. Seven of the mortgage loans totaling $83,689 as of June 30, 1995 have fixed interest rates ranging from 6.0% to 12.0%. Variable rate mortgage loans payable at June 30, 1995 total approximately $54,375. Interest rates on the variable rate debt are generally based on prime or LIBOR rates which were 9.0% and 6.13%, respectively, at June 30, 1995. Certain of the mortgage obligations are personally guaranteed by certain partners of the Selling Entities.

Other Notes Payable

   As of June 30, 1995, the combined Initial Hotels were also obligated under six other notes payable arrangements totaling $5,850. Two of the notes aggregating $4,499 were issued in connection with the redemption of a minority partner's interest in one of the Initial Hotels and termination of the hotel operator's management contract in January 1995. The proceeds from the remaining notes were used to finance improvements to certain hotels. The notes, which mature at various dates through December 31, 2004, bear interest at rates ranging from 7.5% to 14%. Certain of the notes are guaranteed by owners.

Debt Extinguishment

   All of the outstanding mortgage and other notes payable described above were repaid on October 2, 1995 from the proceeds of the Initial Offering.

   The Bourbon Orleans Hotel was purchased subject to a mortgage note in the amount of $9,345 held by the Resolution Trust Corporation (''RTC''). Due to the non-interest bearing feature of the loan, the mortgage note payable and the carrying amount of the property were discounted in the amount of $3,220 using an imputed interest rate of approximately 7.5%. The loan provided for payment to the RTC equal to 25% of the net proceeds from sale or refinancing of the property.

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

                                 INITIAL HOTELS

                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


3.  COMMITMENTS AND CONTINGENCIES:

Franchise Agreements

   Under the terms of hotel franchise agreements expiring at various dates through July 2013, annual payments for franchise royalties, reservation and advertising services are due for 17 of the 20 Initial Hotels. Fees are computed based upon percentages of gross room revenue. Such fees were approximately $1,686 during 1995. Certain of these agreements require the franchisee to establish reserves for property improvements, replacement of furniture and equipment or payment of property taxes and insurance.

4.  RELATED PARTY TRANSACTIONS:

   After the Initial Offering described in Note 1, the Operators of 19 of the Initial Hotels are hotel management subsidiaries of CHC and GAH, an entity affiliated with CHC and Gencom. Prior to the Initial Offering, seven of the Initial Hotels were operated by CHC and six were operated by GAH. In addition, five of the remaining Initial Hotels were operated by affiliates of the Selling Entities.

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

   Certain of the Selling Entities had working capital loans or advances from owners or their affiliates. These loans bear interest at rates ranging from 5% to 14% at June 30, 1995 and mature at various dates through March 1997. The advances are non-interest bearing and are generally due on demand. Interest expense related to these loans is $157 during 1995. Loans and advances from affiliates were repaid in connection with the Initial Offering.

5.  CHANGES IN OWNERSHIP:

   In January 1995, the partnership owning the Radisson New Orleans Hotel redeemed the limited partnership interest of a minority partner based upon a negotiated purchase price of $4,249 and bought out the existing management contract of the hotel operator in exchange for notes payable aggregating $4,499. The notes were repaid in connection with the Initial Offering.

   In June 1995, one of the Primary Contributors acquired the interests of his partners in the Holiday Inn Northwest-Houston Hotel. In connection with this acquisition, an affiliated entity acquired all the assets and certain liabilities in exchange for a note payable to the seller, which wraps around the underlying first mortgage and certain other indebtedness of the seller. The amount of the note payable in excess of the underlying indebtedness of $3,964 has been reflected as a redemption of partner interests in the accompanying financial statements. The notes were repaid in connection with the Initial Offering.

6.  NON CASH INVESTING AND FINANCING ACTIVITIES:

   During 1995, a note payable to an affiliate of one of the Primary Contributors was converted to an additional equity interest in the owner of the Peachtree Executive Conference Center in the amount of $4,145.

                           NORTHCOAST HOTELS, L.L.C.

                                 BALANCE SHEET
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                           JUNE 30, 1996
                                                                           --------------
                                    ASSETS
Current Assets:
     Cash and cash equivalents                                                   $ 3,649
     Accounts receivable, net of allowance for doubtful accounts of $16            2,392
     Receivable from Patriot American Hospitality Partnership, L.P.                  287
     Inventories                                                                     201
     Prepaid expenses and other assets                                               159
                                                                                 -------
               Total current assets                                                6,688
Deferred assets, net of accumulated amortization of $8                               375
Investments                                                                          825
Other assets                                                                         792
                                                                                 -------
               Total assets                                                      $ 8,680
                                                                                 =======

                        LIABILITIES AND MEMBERS' EQUITY
Current Liabilities:
     Accounts payable                                                            $ 1,606
     Accrued rent due to Patriot American Hospitality Partnership, L.P.            2,277
     Due to affiliates                                                               148
     Accrued payroll and benefits                                                  1,637
     Guest deposits                                                                  133
     Accrued expenses and other liabilities                                           92
                                                                                 -------
               Total current liabilities                                           5,893
Due to Patriot American Hospitality Partnership, L.P.                                190
                                                                                 -------
               Total liabilities                                                   6,083
Commitments and contingencies                                                         --
Members' Equity:
     Capital contributions                                                         3,300
     Less: Notes receivable from members                                          (1,050)
                                                                                 -------
                                                                                   2,250
     Accumulated earnings                                                            347
                                                                                 -------
               Total members' equity                                               2,597
                                                                                 -------
               Total liabilities and members' equity                             $ 8,680
                                                                                 =======

                            See accompanying notes.

                           NORTHCOAST HOTELS, L.L.C.

                            STATEMENT OF OPERATIONS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                      APRIL 2, 1996
                                                     (INCEPTION OF
                                                      OPERATIONS)
                                                        THROUGH
                                                      JUNE 30, 1996
                                                     ---------------
Revenue:
     Rooms                                                $ 7,720
     Food and beverage                                      3,237
     Telephone and other                                      707
                                                          -------
          Total revenue                                    11,664
                                                          -------

Expenses:
     Departmental costs and other expenses                  4,639
     Participating lease payments                           3,307
     General and administrative                               998
     Ground lease expense                                     278
     Repairs and maintenance                                  621
     Utilities                                                357
     Marketing                                                789
                                                          -------
          Total expenses                                   10,989
                                                          -------
          Income before lessee income (expense)               675
                                                          -------
     Dividend and interest income                              59
     Management fees                                         (281)
     Depreciation and amortization                             (8)
     Lessee general and administrative expenses               (98)
                                                          -------
          Total lessee income (expense)                      (328)
                                                          -------
          Net income                                      $   347
                                                          =======

                            See accompanying notes.

                           NORTHCOAST HOTELS, L.L.C.

                          STATEMENT OF MEMBERS' EQUITY
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                        APRIL 2, 1996
                                                        (INCEPTION OF
                                                         OPERATIONS)
                                                           THROUGH
                                                        JUNE 30, 1996
                                                        --------------

Initial capitalization at inception...................      $ 3,300
Notes receivable from members.........................       (1,050)
Net income............................................          347
                                                            -------
Balance, June 30, 1996................................      $ 2,597
                                                            =======

                            See accompanying notes.

                           NORTHCOAST HOTELS, L.L.C.

                            STATEMENT OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                           APRIL 2, 1996
                                                                                            (INCEPTION OF
                                                                                             OPERATIONS)
                                                                                                THROUGH
                                                                                             JUNE 30, 1996
                                                                                            ---------------
Cash flows from operating activities:
     Net income                                                                                  $   347
     Adjustments to reconcile net income to net cash provided by operating activities:
          Provision for losses on accounts receivable                                                 16
          Depreciation and amortization                                                                8
     Increase in assets and liabilities:
          Accounts receivable                                                                     (2,408)
          Inventories                                                                                (11)
          Prepaid expenses and other assets                                                         (159)
          Accounts payable                                                                         1,186
          Accrued rent due to Patriot American Hospitality Partnership, L.P.                       2,277
          Due to affiliates                                                                          148
          Accrued payroll and benefits                                                             1,174
          Guest deposits                                                                             133
          Accrued expenses and other liabilities                                                      92
                                                                                                 -------
Net cash provided by operating activities                                                          2,803
                                                                                                 -------

Cash flows from investing activities:
     Purchase of equipment                                                                            (7)
     Payment of organization costs and capitalized lease costs                                      (383)
     Payment for deferred purchase consideration                                                    (785)
                                                                                                 -------
Net cash used in investing activities                                                             (1,175)
                                                                                                 -------

Cash flows from financing activities:
     Cash received from assumption of operating liabilities                                          682
     Payments for capital improvements on behalf of owner                                            (86)
     Capital contributions                                                                         1,425
                                                                                                 -------
Net cash provided by financing activities                                                          2,021
                                                                                                 -------
Net increase in cash and cash equivalents                                                          3,649
                                                                                                 -------
Cash and cash equivalents at end of period                                                       $ 3,649
                                                                                                 =======

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
     Contribution of Operating Partnership Units                                                 $   825
                                                                                                 =======
     Inventory received in exchange for a liability to Patriot American Hospitality
          Partnership, L.P.                                                                      $   190
                                                                                                 =======
     Operating liabilities assumed in exchange for receivables from Patriot American
          Hospitality Partnership, L.P.                                                          $   201
                                                                                                 =======

                            See accompanying notes.

                           NORTHCOAST HOTELS, L.L.C.

                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)



1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

ORGANIZATION

     NorthCoast Hotels, L.L.C. ("NorthCoast"), was formed January 10, 1996 to lease and operate certain hotels owned by Patriot American Hospitality Partnership, L.P. (the "Operating Partnership"). At June 30, 1996, Patriot American Hospitality, Inc. (the "Company"), through its subsidiaries, owns approximately 81.6% of the Operating Partnership. NorthCoast, a Washington limited liability company, is owned jointly by Dunson NorthCoast L.L.C., Sterling Resources, Inc., WestCoast NC, Inc. (a subsidiary of WestCoast Hotels, Inc.), and the Thomas H. and Ann A. Childers Family Trust. NorthCoast will continue for a term of fifty years unless terminated earlier pursuant to the terms of the limited liability company agreement. In general, members are not personally liable for any debts or losses of NorthCoast that exceed their respective capital contribution, except as discussed in Note 2, and losses are generally allocated to the members in proportion to their capital contributions.

     NorthCoast began leasing five hotels on April 2, 1996. On April 5, 1996 and May 22, 1996, NorthCoast and the Operating Partnership entered into two additional operating leases for two hotels which were acquired by the Operating Partnership. At June 30, 1996, NorthCoast leased seven hotels, of which four are located in Washington, two in California and one in Kentucky.

     Each hotel is leased by the Operating Partnership to NorthCoast under separate participating operating lease agreements. Six of the seven hotel leases contain cross-default provisions. These leases, which require NorthCoast to maintain a minimum net worth and adequate working capital, have an average term of eleven years and require payment of the greater of (1) minimum base rent or (2) participating rent based upon certain percentages of room revenue, food and beverage revenue, and telephone and other revenues of each of the hotels, plus certain additional charges, as applicable.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period April 2, 1996 (inception of operations) through June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. Significant accounting policies are summarized below.

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents

     All highly liquid investments with an original maturity date of three months or less when purchased are considered to be cash equivalents.

                           NORTHCOAST HOTELS, L.L.C.

                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)



Inventories

     Inventories, consisting of food, beverages, china, linens, silverware and glassware, are principally stated at the lower of cost (generally first-in, first-out) or market.

Deferred Assets

     Deferred assets consist of organization costs and capitalized lease costs. Amortization of organization costs is computed using the straight-line method over five years. Capitalized lease costs are amortized over the average lease term of eleven years.

Investments

     Investments consist of 31,074 units of limited partnership interest in the Operating Partnership ("OP Units"). The OP Units are subject to redemption rights which may be exercised, subject to certain restrictions, at any time after April 2, 1997, to cause the Operating Partnership to redeem each OP Unit for cash equal to the value of a share of Company common stock or, at the Company's election, the Company may purchase each OP Unit offered for redemption for one share of Company common stock. Under the participating lease agreements NorthCoast has collaterally assigned the OP Units to the Operating Partnership. NorthCoast accounts for its investment in the OP Units using the cost method of accounting. The OP Units are stated at lower of cost or market based upon the fair market value of Company common stock.

Other Assets

     Other assets consists primarily of additional purchase consideration due from the Operating Partnership on two of the hotels. NorthCoast purchased the additional consideration from the selling entities upon acquisition of the hotels by the Operating Partnership. Receipt of the additional purchase consideration is dependent upon the respective hotels achieving certain operating performance goals in 1997. Management believes the deferred purchase consideration will be collected.

Revenue Recognition

     Revenue is recognized upon performance of hotel-related services and delivery of food and beverages. Credit evaluations are performed and an allowance for doubtful accounts is provided against accounts receivable which are estimated to be uncollectible.

Income Taxes

     Under the provisions of the Internal Revenue Code and applicable state income tax law, NorthCoast is taxed as a limited liability company, an entity which is taxed in the same manner as a partnership and, therefore, is not subject to taxation on income. The federal and state income tax consequences of NorthCoast's profits and losses accrue to the limited liability company members.

Concentration of Credit Risk

     Financial instruments which potentially subject NorthCoast to concentrations of credit risk consist principally of cash balances with banks in excess of Federal Deposit Insurance Corporation ("FDIC") insured limits, accounts receivable from hotel customers and investments in OP Units.
NorthCoast places its cash with high quality financial institutions, however, at June 30, 1996, NorthCoast has cash balances with banks in excess of FDIC insured limits. Management believes the credit risk related to these deposits is minimal. Concentrations of credit risk with respect to accounts receivable from hotel customers are limited due to the large number of customers and their dispersion across many hotels and geographies. Concentrations of credit risk with respect to investments in OP Units exist to the extent

                           NORTHCOAST HOTELS, L.L.C.

                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)



of potential fluctuations in the value of Company common stock. Management believes the credit risk related to the OP Units is minimal.

2.  MEMBERS' EQUITY:

Initial Capitalization

     Each of the four members is required to contribute $825 to NorthCoast. Contributions can be in the form of cash or other property. At June 30, 1996, cash contributions of $1,425 and OP Units of $825 have been received.

     In addition, notes receivable, bearing interest at 7% per annum, have been received from Sterling Resources, Inc. in the amount of $225 and from Thomas H. Childers in the amount of $825. The note receivable from Sterling Resources, Inc., which is unsecured, is due in two installments with $50 due July 31, 1996 and the balance due October 1, 1996. The note receivable from Thomas H. Childers is due October 31, 1998, and can be paid with either cash or OP Units. This note is secured by an approximate 12.6% interest in LeParc Investment
Group, LLC (the "LeParc Entity").   These notes receivable from members have
been offset against members' equity in the accompanying financial statements. Interest income of $18 was earned during the period ended June 30, 1996.

Guarantees

     Each of the four NorthCoast members has guaranteed NorthCoast's obligations to the Operating Partnership in the amount of $150.

Minimum Net Worth

     Under the terms of the participating lease agreements, NorthCoast is required to maintain minimum net worth, as defined, equal to the greater of (i) $2,929, or (ii) 20% of the projected annual lease payments for all hotels leased. The minimum net worth must be composed of certain components in specified minimum amounts, including at least 15% in cash or certain cash equivalents. No more than 25% of the minimum net worth can be composed of a promissory note secured by an interest in the LeParc Entity. NorthCoast is also required to maintain ownership of shares of common stock of the Company or OP Units of the Operating Partnership with a value of $825.

3.  COMMITMENTS AND RELATED PARTY TRANSACTIONS:

Participating Lease Commitments

     At June 30, 1996, NorthCoast has future lease commitments to the Operating Partnership under the participating lease agreements through the year 2008. Minimum future rental payments under these noncancellable operating leases are as follows:

                Year Ending December 31,      Amount
                ---------------------------  --------
               1996........................  $  6,440
               1997........................    13,226
               1998........................    12,898
               1999........................    12,898
               2000........................    12,898
               Thereafter..................    71,071
                                             --------
                                             $129,431
                                             ========

     NorthCoast incurred rents of $3,307 during the period April 2, 1996 through June 30, 1996. At June 30, 1996, NorthCoast owed the Operating Partnership $2,277 for rents under the terms of the participating leases, including deferred rent of $846 payable ratably over the remainder of 1996. The deferred rent bears interest at 9.75%.

                           NORTHCOAST HOTELS, L.L.C.

                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)



     Under the participating lease agreements, NorthCoast is obligated to return to the Operating Partnership the inventory at each of the hotels at the end of the related lease term. As of June 30, 1996, the balance of the inventory due to the Operating Partnership was $190.

Management and Franchise Agreements

     Five of the seven hotels leased by NorthCoast are managed by WestCoast Hotels, Inc. ("WestCoast Hotels"), and are operated under a franchise agreement with WestCoast Marketing, Inc. WestCoast Hotels receives a hotel management fee per hotel of $2 per month in 1996 for four of the five hotels and 1% of gross room revenue, as defined, for the WestCoast Long Beach Hotel and Marina. All management fees payable to WestCoast Hotels greater than 1% of hotel revenues are subordinate to NorthCoast's obligations to the Operating Partnership under the terms of the participating lease agreements. WestCoast Marketing, Inc. receives a franchise fee of 2.5% of gross room revenues, as well as certain reservation fees in connection with the use of the WestCoast brand. Two of the seven hotels are managed by Hyatt Corporation ("Hyatt"), and include an asset management agreement with WestCoast Hotels. WestCoast Hotels receives an asset management fee in 1996 on the Hyatt Regency Lexington of $6 per month and on the Hyatt Newporter of $2 per month.

     Hyatt receives management fees ranging from 3.5% to 5% of gross revenues plus incentive fees if certain operating results based on cash flow and profits (as defined) are achieved by the hotels. In addition, the management agreement with Hyatt provides for the allocation of certain advertising, marketing and reservation related expenses incurred by Hyatt to all hotels in the Hyatt chain based upon the number of total rooms available during the year.

Management Contract for Convention Center

     The WestCoast Wenatchee Center Hotel has entered into an agreement with the City of Wenatchee (the "City") to provide management services for the Wenatchee Center, including marketing and space rental for meetings, conferences and banquets. The agreement, which commenced in October 1980, provides for an initial term of seven years and the option to extend the agreement for three consecutive periods of seven years each. The WestCoast Wenatchee Center Hotel pays the City fees based on the greater of $50 annually, adjusted for the increase in the Consumer Price Index, or a percentage of gross revenues from operation of the hotel.

Ground Lease

     NorthCoast has commitments under two ground lease agreements. The term of the lease for the Hyatt Newporter Hotel is through December 31, 2048 and the lease is subject to an escalation clause for each five-year period based on the Consumer Price Index, not to exceed 8% per year compounded annually for the five years then ending. In addition, the lease requires the hotel to pay a percentage of its annual sales, as defined in the related lease agreement, with minimum annual lease payments of $722.

     The term of the lease for the WestCoast Long Beach Hotel and Marina is through March 31, 2052. Annual minimum rent payments are approximately $173 through September 30, 1999, at which time the rent will be negotiated for the next five-year period. Percentage rent is payable, if in excess of the minimum rent, based upon certain percentages of room revenue, food and beverage revenue, and telephone and other revenues of the hotel.

Employment and Other Agreements

     NorthCoast has entered into an employment agreement with Thomas H. Childers, pursuant to which Mr. Childers serves as President of NorthCoast for a term of five years at an initial annual base compensation of $120.

     NorthCoast fully reimburses WestCoast Hotels for office space it occupies within the corporate offices of WestCoast Hotels and for the payroll and related costs WestCoast Hotels administers on behalf of NorthCoast. As of June 30, 1996, the amount paid to WestCoast Hotels for these costs was $6.

                           NORTHCOAST HOTELS, L.L.C.

                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)



4.   PRO FORMA FINANCIAL INFORMATION

     The following unaudited pro forma statements of operations are presented as if the leases and the operation of the seven hotels leased by NorthCoast had commenced on January 1, 1995. The unaudited pro forma statements of operations are not necessarily indicative of what the actual results of operations of NorthCoast would have been assuming such operations had commenced as of January 1, 1995, nor do they purport to represent the results of operations for future periods. Pro forma lessee expenses represent management fees and estimated lessee overhead expenses and exclude pro forma dividend income on 31,074 OP Units and interest income associated with working capital balances.

                                       SIX MONTHS ENDED JUNE 30,
                                      ---------------------------
                                          1995           1996
                                      -------------  ------------
                                          (IN THOUSANDS)
Revenue:
 Rooms............................       $15,313       $16,451
 Food and beverage................         7,388         7,457
 Telephone and other..............         1,442         1,553
                                         -------       -------
  Total revenue...................        24,143        25,461
                                         -------       -------
Expenses:
 Departmental costs and expenses..        10,357        10,720
 Participating lease payments.....         6,635         7,215
 General and administrative.......         2,059         2,389
 Ground lease expense.............           551           567
 Repairs and maintenance..........         1,365         1,406
 Utilities........................           889           903
 Marketing........................         1,875         1,901
 Insurance........................           112           112
                                         -------       -------
  Total expenses..................        23,843        25,213
                                         -------       -------
Income before lessee expenses.....           300           248
Lessee expenses...................           673           805
                                         -------       -------
 Net loss.........................       $  (373)      $  (557)
                                         =======       =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The accompanying discussion and analysis of financial condition and results of operations is based on the consolidated financial statements of the Company, the financial statements of CHC Lease Partners, Inc. ("CHC Lease Partners"), the combined historical financial statements of the Initial Hotels, and the financial statements of NorthCoast Hotels, L.L.C. ("NorthCoast") which are included elsewhere in this Quarterly Report. The following discussion and analysis should be read in conjunction with the accompanying financial statements and related notes thereto. This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Security Exchange Act of 1934, as amended. The Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause a difference include, but are not limited to, the Company's dependence upon rental payments from the Lessees for substantially all the Company's income and the dependence upon the abilities of the Lessees and Operators to manage the hotels, risks associated with the hotel industry and real estate markets in general, and risks associated with debt financing.

BACKGROUND

     Patriot American Hospitality, Inc. (collectively with its subsidiaries, the "Company"), a Virginia corporation, was formed April 17, 1995 as a self-administered real estate investment trust ("REIT") for the purpose of acquiring equity interests in hotel properties. On October 2, 1995, the Company completed its initial public offering (the "Initial Offering") of 14,605,000 shares of its common stock and commenced operations. The Company, through its wholly-owned subsidiary, PAH LP, Inc., contributed substantially all of the net proceeds of the Initial Offering to Patriot American Hospitality Partnership, L.P. (the "Operating Partnership") in exchange for an approximate 85.3% limited partnership interest in the Operating Partnership. The Company, through its wholly-owned subsidiary, PAH GP, Inc., is the sole general partner and the holder of a 1.0% general partnership interest in the Operating Partnership.

     The Operating Partnership used approximately $263,600,000 of the net proceeds from the Company to acquire 20 hotel properties with a total of 4,206 guest rooms (the "Initial Hotels") from various entities and repay existing mortgages and other indebtedness of the Initial Hotels. In addition, in connection with the Initial Offering, the Company closed on a Line of Credit with Paine Webber Real Estate Securities, Inc. ("Paine Webber Real Estate") to be utilized primarily for the acquisition of additional hotels, renovation of certain hotels and for working capital. Since the Initial Offering, the Company has invested approximately $276,973,000 in the acquisition of hotel properties (including purchase prices and acquisition-related expenses).

     On November 15, 1995, the Company acquired the 223-suite Embassy
Suites Hotel in Hunt Valley, Maryland for cash of approximately $15,961,000. The purchase was paid for with a portion of the remaining net proceeds from the Initial Offering.

     On December 1, 1995, PAH Ravinia, Inc. ("PAH Ravinia"), a Virginia corporation of which the Company owns an approximate 99% non-voting ownership interest, acquired the 495-room Crowne Plaza Ravinia Hotel in Atlanta, Georgia. The Company paid approximately $4,456,000 for its 99% ownership interest in PAH Ravinia and advanced to PAH Ravinia an aggregate of $40,500,000 in first and second lien mortgage notes (the "Mortgage Notes") for the purchase of the hotel. The investment in PAH Ravinia and funding of the Mortgage Notes was paid for in part with the remaining net proceeds from the Initial Offering and in part with borrowings from the Company's Line of Credit in the amount of $9,500,000.

     During the first quarter of 1996, the Company acquired three additional hotel properties in three states with an aggregate 830 guest rooms. The Company acquired the 288-room Tremont House Hotel in Boston, Massachusetts in January 1996, for approximately $16,482,000 in cash. The purchase was financed primarily with funds drawn on the Line of Credit. In March 1996, the Company acquired the 297-room Holiday Inn Lenox Hotel in Atlanta, Georgia and the 245-room Del Mar Hilton in Del Mar (San Diego), California. The Holiday Inn Lenox Hotel is subject to a 73-year ground lease and was acquired for approximately $7,340,000 in cash and 167,012 OP Units valued at approximately $4,739,000 based upon the market price of the Company's common stock at the closing of the acquisition. The cash portion of the purchase was funded with a draw on the Line of Credit. The Del Mar Hilton Hotel was acquired for approximately $14,765,000 in cash. The purchase was also financed primarily with funds drawn on the Line of Credit.

     In April 1996, the Company acquired the six hotel WestCoast Portfolio for approximately $75,630,000 in cash and 331,577 OP Units, valued at approximately $8,800,000 at the closing of the acquisition. The portfolio includes the 194-suite WestCoast Plaza Park Suites Hotel, the 151-room WestCoast Roosevelt Hotel and the 145-room WestCoast Gateway Hotel, all in Seattle, Washington; the 410-room Hyatt Newporter Hotel in Newport Beach, California; the 192-room West Coast Long Beach Hotel and Marina in Long Beach, California; and the 147-room WestCoast Wenatchee Center Hotel in Wenatchee, Washington. The cash portion of the purchase was financed primarily with funds drawn on the Line of Credit.

     On May 22, 1996, the Company acquired the 365-room Hyatt Regency in Lexington, Kentucky for approximately $14,320,000 in cash. On June 20, 1996, the Company acquired the 180-room Doubletree Denver/Boulder in Westminster (Denver), Colorado for approximately $12,520,000 in cash. These purchases were financed primarily with funds drawn on the Line of Credit.

     As of June 30, 1996, the Company, through the Operating Partnership and PAH Ravinia, owned 33 hotel properties in 13 states with an aggregate 7,538 guest rooms (the "Hotels"). The Hotels are diversified by franchise or brand affiliation and serve primarily major U.S. business centers, including Atlanta, Boston, Cleveland, Dallas, Denver, Houston and Seattle. In addition to hotels catering primarily to business travelers, the Hotels include prominent hotels in major tourist destinations, including New Orleans, San Antonio and San Diego. The Hotels include 27 full service hotels, 5 limited service hotels and an executive conference center. Twenty-nine of the Hotels are operated under franchise or brand affiliations with nationally recognized hotel companies.

     In order for the Company to qualify as a REIT, neither the Company nor the Operating Partnership can operate hotels. Therefore, the Operating Partnership leases each of the Hotels, except the Crowne Plaza Ravinia Hotel, to lessees that are independent of the Company (the "Lessees") pursuant to separate Participating Leases for staggered lease terms of ten to twelve years. The Participating Leases provide for the payment of the greater of base rent or participating rent, plus certain additional charges which vary with the Participating Lease. Twenty-three of the Hotels are leased to CHC Lease Partners, the Hotels in the WestCoast Portfolio and the Hyatt Regency are leased to NorthCoast, and Metro Hotels Leasing Corporation ("Metro Lease Partners") and DTR North Canton, Inc. (the "Doubletree Lessee") each lease one Hotel. The Crowne Plaza Ravinia Hotel acquisition was structured without a lessee for reasons specific to the acquisition. As a result, the Company receives its income from this Hotel's operations as income from an unconsolidated subsidiary instead of lease income.

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

     The Lessees and PAH Ravinia in turn have entered into separate management agreements with Operators to operate the Hotels. CHC Lease Partners has entered into management agreements whereby 22 of the Hotels are managed by affiliates of CHC Lease Partners and one Hotel is managed by Metro Joint Venture ("Metro Hotels"), an affilate of Metro Lease Partners. NorthCoast has entered into management agreements whereby WestCoast Hotels, Inc. ("WestCoast Hotels"), a hotel management company affiliated with NorthCoast, manages each of the hotels in the WestCoast Portfolio except the Hyatt Newporter Hotel. The Hyatt Newporter Hotel and the Hyatt Regency in Lexington are managed by Hyatt Corporation ("Hyatt") pursuant to separate management agreements between NorthCoast and Hyatt. Metro Lease Partners has entered into a management agreement with Metro Hotels to manage the Embassy Suites, Hunt Valley, Maryland. The Doubletree Lessee has entered into a management agreement with a subsidiary of Doubletree Hotels to manage the Doubletree Denver/Boulder. The Crowne Plaza Ravinia is being managed by Holiday Inns, Inc. pursuant to a management agreement between PAH Ravinia and Holiday Inns, Inc.

RECENT DEVELOPMENTS

     On July 15, 1996, the Company acquired the Wyndham Greenspoint Hotel located in Houston, Texas and the Wyndham Garden-Midtown located in Atlanta, Georgia, containing an aggregate of 663 rooms for approximately $60,960,000 (including acquisition-related expenses) and 17,306 OP Units, valued at approximately $500,000 at the closing of the acquisition. In addition, the Company may be obligated to pay up to $3,000,000 of additional consideration upon the achievement of certain future operating results at these hotels. In connection with this acquisition, the Company agreed to maintain at least $22,000,000 of debt on the Wyndham Greenspoint Hotel until the end of 1999 and Paine Webber Real Estate has extended the $22,000,000 Greenspoint Loan on economic terms similar to the Line of Credit.

     The Wyndham Greenspoint Hotel and the Wyndham Garden-Midtown are leased to Crow Hotel Lessee, Inc. (the "Wyndham Lessee"), and are managed by Wyndham Management Corporation ("Wyndham") pursuant to separate Management Agreements between the Wyndham Lessee and Wyndham.

     The Company has also entered into non-binding purchase and sale agreements to acquire the 492-room Bonaventure Hotel & Spa in Fort Lauderdale, Florida for a purchase price of approximately $16,200,000 in cash and the payment of approximately $3,425,000 relating to the assumption of operating liabilities and acquisition-related expenses; the 362-room Marriott WindWatch Hotel in Hauppauge (Long Island), New York for a purchase price of approximately $30,000,000; the three Wyndham Garden Hotels aggregating 478 rooms located in Novi (Detroit), Michigan, Wood Dale (Chicago), Illinois, and Irving (Dallas), Texas for approximately $35,300,000; the 257-room Valley River Inn in Eugene, Oregon for a purchase price of approximately $18,750,000; and the 250-room Holiday Inn O'Hare in Des Plaines, Illinois for a purchase price of approximately $8,700,000.

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

     On July 29, 1996, the Company completed a public offering (the
"Follow-on Offering") of 5,500,000 shares of its common stock. The offering price of all shares sold in the Follow-on Offering was $28.25 per share, resulting in net proceeds (less the underwriters' discount and offering expenses) of approximately $144,200,000 of which approximately $134,696,000 was used to reduce the amount outstanding under the Line of Credit.

RESULTS OF OPERATIONS OF THE COMPANY

Actual (for the Six Months Ended June 30, 1996)

     For the six months ended June 30, 1996, the Company earned $30,269,000 in Participating Lease revenue from the Lessees, which is net of leasing cost amortization of $46,000. Interest and other income, which was $201,000 for the period, consisted primarily of interest income earned on invested cash balances of the Company's capital improvement reserves. Depreciation and amortization for the period was $6,784,000. Real estate and personal property taxes and insurance for the period were $2,542,000 and rent payments on a ground lease were $300,000. General and administrative expenses were $1,892,000 (including amortization of unearned executive compensation of $284,000). The Company reported $2,772,000 of interest expense for the period which consists of $2,639,000 of interest incurred on the Line of Credit balance outstanding, $11,000 of other interest expense and $122,000 of amortization of deferred financing costs. The Company's share of income from an unconsolidated subsidiary was $2,605,000. The minority interest's share of income of the Company was $2,974,000 (representing the minority partners' interest in the Operating Partnership). The resulting net income applicable to common shareholders was $15,811,000.

Pro Forma

     For the six months ended June 30, 1996, the Company's pro forma lease revenue increased 6.2% to $35,761,000 from $33,684,000 for 1995, reflecting improvements in average room rates at the Hotels during 1996 (see pro forma Results of Operations of Lessees below). Total pro forma expenses increased from $17,757,000 for the six months ended June 30, 1995 to $18,415,000 for the six months ended June 30, 1996, an increase of $658,000, or 3.7%. This increase is primarily attributable to pro forma general and administrative expense, which increased by $492,000 in 1996 compared to 1995 as a result of increases in staffing, cost of amortization of unearned executive compensation, and certain professional fees and consultant costs. Pro forma real estate taxes and personal property taxes and casualty insurance increased by $208,000. Depreciation and amortization increased by $226,000. Interest expense decreased by $289,000 as a result of decreases in the 30-day LIBOR rate (for the first six months of 1996 as compared to the first six months of 1995) upon which Line of Credit interest rate is based. In addition, the Company's pro forma equity in earnings of its unconsolidated subsidiary increased from $1,857,000 for the first six months of 1995 to $2,605,000 for the first six months of 1996 as a result of improvement in operating results of the Crowne Plaza Ravinia Hotel.
As a result of the above, pro forma net income increased to $16,444,000 in 1996 from $14,530,000 in 1995.

Funds from Operations

     Funds from Operations (as defined and computed below) was $14,949,000 for the three months ended June 30, 1996 and $26,583,000 for the six months ended June 30, 1996. On a pro forma basis, Funds from Operations was $29,562,000 for the six months ended June 30, 1996.

     The Company considers Funds from Operations to be a key measure of REIT performance. Funds from Operations represents net income (loss) (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring or sales of property, plus depreciation of real property, and after adjustments for unconsolidated partnerships, joint ventures and corporations. Adjustments for the Company's unconsolidated subsidiary are calculated to reflect Funds from Operations on the same basis. The Company has also made certain adjustments to Funds from Operations for real estate related amortization. Funds from Operations should not be considered as an alternative to net income or other measurements under generally accepted accounting principles as an indicator of operating performance or to cash flows from operating, investing or financing activities as a measure of liquidity. Funds from Operations does not reflect working capital changes, cash expenditures for capital improvements or principal payments on indebtedness.

     The following reconciliation of net income to Funds from Operations for the quarter and the six months ended June 30, 1996 illustrates the difference between the two measures of operating performance:

                                                                            THREE            SIX
                                                                            MONTHS          MONTHS
                                                                            ENDED           ENDED
                                                                        JUNE 30, 1996   JUNE 30, 1996
                                                                        --------------  --------------
Net income                                                                   $ 8,683         $15,811
Add:
   Minority interest in Operating Partnership                                  1,816           2,974
   Depreciation of buildings and improvements and
     furniture, fixtures and equipment                                         3,916           6,724
  Amortization of franchise fees                                                  22              44
  Amortization of capitalized lease costs                                         23              46
Adjustments for funds from operations of unconsolidated subsidiary:
  Equity in earnings of unconsolidated subsidiary                             (1,243)         (2,605)
  Funds from Operations of unconsolidated subsidiary                           1,732           3,589
                                                                             -------         -------
Funds from Operations                                                        $14,949         $26,583
                                                                             =======         =======

The Company's share of Funds from Operations                                 $12,363         $22,372
                                                                             =======         =======

Fully diluted weighted average shares and OP Units outstanding                18,335          17,721
                                                                             =======         =======
Weighted average number of common shares and common share
   equivalents outstanding                                                    15,174          14,953
                                                                             =======         =======

RESULTS OF OPERATIONS OF THE LESSEES

Actual (for the Six Months Ended June 30, 1996)

     CHC Lease Partners. For the six months ended June 30, 1996, CHC Lease Partners had room revenues of $52,637,000 from the 23 Hotels it leases. Food and beverage, conference center and other revenues were $22,831,000 for the period. Participating Lease payments and hotel operating expenses were $25,867,000 and $47,077,000, respectively, and net income was $936,000.

     NorthCoast. For the period April 2, 1996 (inception of operations) through June 30, 1996, NorthCoast had room revenues of $7,720,000 from the seven Hotels it leases. Food and beverage, and other revenues were $3,944,000 for the period. Participating Lease payments and hotel operating expenses were $3,307,000 and $7,682,000, respectively, and net income was $347,000.

     Combined Lessees (CHC Lease Partners, NorthCoast, Metro Lease Partners and Doubletree Lessee combined). For the six months ended June 30, 1996, the combined Lessees had room revenues of $62,887,000. Food and beverage, conference center and other revenues were $27,548,000 for the period. Participating Lease payments and hotel operating expenses were $30,285,000 and $56,902,000, respectively, and net income was $1,265,000.

Pro Forma Comparison of the Six Months Ended June 30, 1996 and 1995

     CHC Lease Partners. Pro forma room revenue increased from $51,944,000 to $55,070,000, an increase of $3,126,000 or 6.0%. Pro forma average occupancy decreased from 73.4% in 1995 to 71.6% in 1996 as part of the business plan which raised average daily rates by 8.0%, from $77.81 in 1995 to $84.03 in 1996. The result was a 5.4% increase in pro forma revenue per available room from $57.09 in 1995 to $60.15 in 1996. This overall increase in revenue per available room was net of decreases at certain hotels. The hotels continue to benefit from improvement in market conditions in the U.S. lodging industry and completion of renovations at certain of the hotels. Four of the Initial Hotels completed renovations in 1995 that were begun in 1994.

     Pro forma food and beverage revenue increased from $17,408,000 to $17,620,000, a total of $212,000, an increase of only 1.2% due to lower occupancies. Pro forma conference center revenue decreased from $1,292,000 to $1,196,000, a decrease of $96,000, or 7.4%, due primarily to decreased conference facility utilization in 1996 compared to 1995. Telephone and other revenue increased from $4,868,000 to $4,963,000, an increase of $95,000, or 2.0%, due primarily to higher forfeitures of deposits on room cancellations.

     Pro forma Participating Lease payments were $26,828,000 for 1996 compared to $25,409,000 in 1995, an increase of 5.6%. Pro forma hotel operating expenses increased from $47,655,000 to $49,502,000, an increase of $1,847,000 or 3.9%.
Of this amount, $915,000 was attributable to a 3.3% increase in departmental costs and expenses, primarily salaries and benefits. Pro forma general and administrative expenses increased $597,000, or 9.8%, due to higher salaries and benefits costs. Pro forma marketing expenses increased $261,000, or 3.8%, as a result of increased marketing efforts at newly renovated hotels. Pro forma hotel operating expenses as a percentage of total revenue was comparable between periods, decreasing slightly from 63.1% in 1995 to 62.8% in 1996.

     Lessee expenses, which on a pro forma basis consist of management fees and overhead expenses, increased by $172,000 which is primarily attributable to increased management fees resulting from higher revenues. CHC Lease Partners' pro forma net income was $929,000 in 1995 compared to $828,000 in 1996.

     NorthCoast. Pro forma room revenue increased from $15,313,000 to $16,451,000, an increase of $1,138,000 or 7.4%. Pro forma average occupancy remained relatively stable, increasing from 66.5% in 1995 to 67.0% in 1996. Pro forma average daily rates increased by 6.8%, from $79.24 in 1995 to $84.64 in 1996. The result was a 7.7% increase in pro forma revenue per available room from $52.67 in 1995 to $56.70 in 1996.

     Pro forma food and beverage revenue and telephone and other revenue increased from $8,830,000 to $9,010,000, a total of $180,000, an increase of 2.0%.

     Pro forma Participating Lease payments were $7,215,000 for 1996 compared to $6,635,000 in 1995, an increase of 8.7%. Pro forma hotel operating expenses increased from $17,208,000 to $17,998,000, an increase of $790,000 or 4.6%. Of this amount, $363,000 was attributable to a 3.5% increase in departmental costs and expenses, primarily salaries and benefits. General and administrative expenses increased $330,000, or 16.0%, due to higher salaries and benefits costs. Pro forma hotel operating expenses as a percentage of total revenue decreased from 71.3% in 1995 to 70.7% in 1996. The operating expenses for the NorthCoast hotels include ground lease expense of $551,000 in 1995 and $567,000 in 1996 which represents 2.3% of total revenue in 1995 and 2.2% of total revenue in 1996.

     Lessee expenses, which on a pro forma basis consist of management fees and overhead expenses, increased by $132,000 which is primarily attributable to increased management fees resulting from higher revenues. NorthCoast's net loss on a pro forma basis was $373,000 in 1995 compared to a net loss of $557,000 in 1996.

     Combined Lessees (CHC Lease Partners, NorthCoast, Metro Lease Partners and Doubletree Lessee combined). On a combined basis, pro forma room revenue from the hotels was $75,640,000 for the six months ended June 30, 1996, an increase of 6.2% from $71,232,000 in the first six months of 1995. Pro forma average occupancy for all leased hotels decreased 1.8%, from 71.9% for the first six months of 1995 to 70.6% in 1996. However, pro forma average daily rates increased 7.9%, from $77.63 in 1995 to $83.78 in 1996, resulting in a 6.0% growth in revenue per available room from $55.79 in 1995 to $59.14 in 1996.
Food and beverage, conference center and other revenues increased 1.0% to $34,458,000 for 1996 compared to $34,105,000 for 1995. Combined pro forma Participating Lease payments were $35,761,000 for 1996 compared to $33,684,000 in 1995, a 6.2% increase. Hotel operating expenses on a pro forma basis increased 3.8% to $71,317,000 for the six months ended June 30, 1996 compared to $68,739,000 for 1995. Combined pro forma net income for the six months ended June 30, 1996 was $382,000 compared to $546,000 in 1995.

RESULTS OF OPERATIONS OF THE INITIAL HOTELS

     For the Six Months Ended June 30, 1995. The Initial Hotels had room revenues of $44,090,000 for the six months ended June 30, 1995. Average occupancy was 74.2% for the six month period and the average daily rate was $78.08, which represents an increase over 1994. The increases in both occupancy and average daily rates were primarily due to improving conditions in the U.S. lodging industry, completion of renovations at eight of the Initial Hotels during

1994 and increased sales and marketing efforts. Food and beverage, conference center and other revenue for the period was $20,419,000, which represents a net increase compared to 1994 due primarily to increased occupancy rates.

     Departmental and other expenses (departmental costs and expenses, general and administrative, repairs and maintenance, utilities, marketing and management fees) for the period were $43,162,000, an increase from 1994 expense levels. However, as a percentage of total revenue, departmental and other expenses decreased from 68.0% in 1994 to 66.9%. As a result, income before fixed expenses (calculated as total revenues less departmental and other expenses) was $21,347,000 or 33.1% of total revenue for the period, a 3.4% increase from the 1994 average of 32.0%. On a same property basis, departmental and other expenses increased $1,427,000 or 4.0% compared to 1994. General and administrative expenses increased $417,000, or 9.3% compared to 1994 due to increased owner expenses. Repairs and maintenance expense decreased as a result of the completion of renovations and repairs to certain of the Initial Hotels in the fourth quarter of 1994 and utilities expense decreased due to rate reductions and rebates received from utility companies. Marketing expense increased $877,000, or 19.8% as a result of increased marketing fees charged by the franchisor at the Radisson Hotel & Suites Dallas and fees resulting from a change in franchise affiliation at the Radisson New Orleans Hotel in January 1995. Management fees increased $671,000, or 36.2% as a result of increased revenues during the period and the buyout of the existing management contract for the Radisson New Orleans Hotel in 1995.

     Fixed expenses (composed of interest expense, real estate and personal property taxes, insurance, and depreciation and amortization), totaled $15,827,000 for the period, which represented an increase over 1994, due primarily to a one-time participating debt payment at the Bourbon Orleans Hotel of $1,242,000 as well as increased interest costs on new indebtedness incurred by the Initial Hotels in 1995. Net income for the period was $3,717,000 and reflects an extraordinary loss from debt extinguishment on the Bourbon Orleans Hotel of $1,803,000.

LIQUIDITY AND CAPITAL RESOURCES

     In May 1996, the maximum amount available under the Line of Credit was increased from $165,000,000 to $250,000,000 and certain modifications were made, thereby increasing the Company's ability to borrow under the Line of Credit. Subsequent to the acquisition of the two Wyndham hotel properties and closing of the Follow-on Offering, the Company had approximately $14,315,000 outstanding on the Line of Credit. The Line of Credit is secured by first mortgage liens on 25 of the Hotels and a second mortgage lien on the Wyndham Greenspoint Hotel. Borrowings under the Line of Credit bear interest at a rate per annum equal to 30-day LIBOR plus 1.9%. In connection with the acquisition of the Wyndham Greenspoint Hotel, the Company has obtained the $22,000,000 Greenspoint Loan from Paine Webber Real Estate. Borrowings under the Greenspoint Loan bear interest at a rate per annum equal to 30-day LIBOR plus 1.9%. In July 1996, the Line of Credit was further modified to provide that while the Greenspoint Loan is outstanding, the maximum amount that the Company may draw on the Line of Credit will be $228,000,000. The Line of Credit and the Greenspoint Loan are cross-defaulted.

     In May 1996, the Company sold an aggregate of approximately $40,000,000 of securities to an institutional investor in a private placement. The securities consisted of 811,393 shares of common stock sold at $26.95 per share and 662,391 Preferred OP Units (the "Preferred OP Units") sold at $27.375 per unit. The common stock is of the same class as the Company's existing common stock and is entitled to the same voting and dividend rights as all outstanding common stock, subject to certain restrictions on the resale of the stock. The Preferred OP Units are entitled to quarterly distributions equal to 103% of the current quarterly dividends paid on the common stock. Distributions on the Preferred OP Units increase or decrease concurrently with any changes in common stock dividends. Generally, three years following issuance, the Preferred OP Units may be converted into shares of common stock on a one-for-one basis, subject to certain limitations. After 10 years, the Company will have the right to exchange all outstanding Preferred OP Units for shares of common stock on a one-for-one basis.

     In addition, as discussed in "Recent Developments" above, the Company completed an offering of its common stock in July 1996, the net proceeds of which have been utilized primarily to reduce amounts outstanding under the Line of Credit. The Company continues to evaluate other permanent sources of capital, including equity and long-term debt. It is expected that additional common or preferred stock offerings will be used both to acquire hotel properties and to limit the Company's overall debt to market capitalization ratio.

     The Company also acquired two hotels in July 1996 with a total of 663 guest rooms located in Houston and Atlanta for an aggregate purchase price (including closing costs) of approximately $60,960,000 which was funded primarily with borrowings under the Line of Credit and the $22,000,000 Greenspoint Loan and issuance of 17,036 OP Units. In addition, the Company has entered into contracts to acquire a total of seven hotels in the states of New York, Texas, Michigan, Illinois, Oregon and Florida. These acquisitions are subject to various closing conditions and there can be no assurance that any or all of these proposed acquisitions will be consummated. The Company currently intends to use Line of Credit borrowings to acquire these assets. While no definitive agreements with respect to the acquisition of any additional hotels have been entered into, the Company expects additional acquisitions will be completed during the remainder of 1996, which will be funded through the Line of Credit borrowings or permanent debt or equity financing.

     The Company's principal source of cash to meet its cash requirements, including distributions to its shareholders, is its share of the Operating Partnership's cash flow. The Operating Partnership's principal source of revenue is rent payments under the Participating Leases. The Lessees' ability to make rent payments to the Operating Partnership, and, therefore, the Company's liquidity, including the ability to make distributions to its shareholders, is dependent upon the Lessees' ability to generate sufficient cash flow from operation of the Hotels. The Lessees are current in their payments to the Company under the Participating Leases.

     Cash and cash equivalents as of June 30, 1996 were $6,675,000, including capital improvement reserves of $3,605,000. Additionally, $3,481,000 of the June 30, 1996 lease revenue receivable was paid by the Lessees in July 1996. Cash flows from operating activities of the Company was $24,803,000 for the six months ended June 30, 1996, which primarily represents collection of rents under the Participating Leases, less the Company's operating expenses for the period. Cash flows used in investing activities in the amount of $144,264,000 resulted primarily from the acquisition of hotel properties. Cash flows from financing activities of $121,367,000 was primarily related to $101,661,000 in net borrowings on the Line of Credit and $39,417,000 of net proceeds from the private placement, net of dividends and distributions paid during the period.

RENOVATIONS AND CAPITAL IMPROVEMENTS

     Pursuant to the Participating Leases, the Company is obligated to establish a reserve for each hotel for capital improvements, including the periodic replacement or refurbishment of furniture, fixtures and equipment ("F, F & E"). The aggregate amount of such reserves average 4.0% of total revenue, with the amount of such reserve with respect to each hotel based upon projected capital requirements of such hotel. Management believes such reserves will generally be sufficient to fund recurring capital expenditures for the hotels. Capital expenditures, exclusive of renovations, will exceed 4% of total revenues in 1996 for the reasons described below.

     The Company has budgeted $7,500,000 to fund capital expenditures, excluding renovations, at the Initial Hotels in 1996 and approximately $3,800,000 to complete recurring capital expenditures, excluding renovations in 1996 for hotels acquired subsequent to the Initial Offering. The $11,300,000 total exceeds anticipated reserves in 1996, as the Company has been required to complete certain capital improvements by franchisors (in connection with the transfer of franchise licenses) and has decided to accelerate certain capital improvements which were originally planned to be completed over a longer period. The budgeted capital expenditures also include upgrades of telephone systems, other major equipment purchases and improvements management believes will immediately enhance the revenue producing capabilities of certain of the hotels.

     In addition to the above expenditures, the Company also has plans to commence or complete renovation projects at several hotels during 1996, including the Crockett Hotel, the Tremont House Hotel, the Crowne Plaza Ravinia Hotel, the Del Mar Hilton Hotel, the WestCoast Long Beach Hotel and Marina, the Doubletree Denver/Boulder, the Wyndham Greenspoint Hotel and the Wyndham Garden
- - Midtown. Total renovation cost is expected to be approximately $17,500,000 (including approximately $8,500,000 to renovate the Tremont House Hotel). The Company has spent approximately $1,449,000 of this amount from date of acquisition through June 30, 1996 and expects to spend the remainder in 1996 and early 1997.

     The Company will finance these renovations with draws on its Line of Credit, operating cash flow in excess of distributions and reserves, and/or through permanent debt or equity financing. Funding for $1,066,000 of the Crowne Plaza Ravinia Hotel renovation will come from a reserve provided by the seller at the closing date. The Company attempts to schedule renovations and improvements during traditionally lower occupancy periods in an effort to minimize disruption to the hotel's operations. Therefore, the Company does not believe such renovations and capital improvements will have a material effect on the results of operations of the hotels.

INFLATION

     Operators of hotels in general possess the ability to adjust room rates quickly. However, competitive pressures may limit the Lessees' ability to raise room rates in the face of inflation.

SEASONALITY

     The hotel industry is seasonal in nature. Revenues at certain of the hotels are greater in the first and second quarters of a calendar year and at other hotels in the second and third quarters of the calendar year. Seasonal variations in revenue at the hotels may cause quarterly fluctuations in the Company's lease revenue.

                                    PART II

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held its annual meeting of stockholders on May 23, 1996. The stockholders voted to elect each of Paul A. Nussbaum, Leonard Boxer, John H. Daniels, John C. Deterding, Gregory R, Dillon, Thomas S. Foley and Arch K. Jacobson to serve as directors until the 1997 annual meeting of stockholders and until their successors are duly elected and qualified. The following chart details the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes with respect to each nominee:


                                              Against
                                                 or      Abstentions and
Nominee                              For     Withheld    Broker Non-Votes
- --------------------------------  ---------  ----------  ----------------
Paul A. Nussbaum................  9,279,074      31,884         --
Leonard Boxer...................  9,279,074      31,884         --
John H. Daniels.................  9,279,074      31,884         --
John C. Deterding...............  9,279,074      31,884         --
Gregory R. Dillon...............  9,279,074      31,884         --
Thomas S. Foley.................  9,279,074      31,884         --
Arch K. Jacobson................  9,279,074      31,884         --


  The stockholders also voted to ratify the Board of Director's selection of Ernst & Young LLP as the Company's independent auditors for the fiscal year ending December 31, 1996. There were 9,289,763 votes cast for and 5,400 votes cast against this proposal, with 15,795 abstentions and broker non-votes.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A.  EXHIBITS:

     ITEM NUMBER         DESCRIPTION

     27.1                Financial Data Schedule


B.  REPORTS ON FORM 8-K:

  Current Report on Form 8-K dated April 2, 1996, as amended, related to the acquisition of assets as filed with the Securities and Exchange Commission on April 16, 1996, file number 0-26528.

                                   SIGNATURE

  Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:      August 13, 1996


                           PATRIOT AMERICAN HOSPITALITY, INC.



                           By:  /s/ Rex E. Stewart
                                ------------------------------------------
                                Rex E. Stewart
                                Executive Vice President and
                                Chief Financial Officer
                                (Authorized Officer and Principal Accounting
                                and Financial Officer)