Form 10-Q
period 1996-09-30
PATRIOT AMERICAN HOSPITALITY INC
filed 1996-11-12
CIK 948085

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

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


                                (972) 888-8000
             (Registrant's telephone number, including area code)

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

     The number of shares of common stock, no par value, of Patriot American Hospitality, Inc. outstanding on November 12, 1996 was 21,806,748.

     Exhibit Index is located on page 43.

================================================================================

                      PATRIOT AMERICAN HOSPITALITY, INC.

                                     INDEX


                        PART I - FINANCIAL INFORMATION

                                                                            PAGE
                                                                            ----
ITEM 1.  FINANCIAL STATEMENTS:

PATRIOT AMERICAN HOSPITALITY, INC.:
  Consolidated Balance Sheets as of  December 31, 1995 and
   September 30, 1996 (unaudited).........................................    3
  Consolidated Statements of Operations for the three months ended September 30, 1996 and for the nine months ended
   September 30, 1996 (unaudited).........................................    4
  Consolidated Statement of Cash Flows for the nine months
   ended September 30, 1996 (unaudited)...................................    5
  Notes to Consolidated Financial Statements as of
   September 30, 1996 (unaudited).........................................    6

CHC LEASE PARTNERS:
  Balance Sheets as of  December 31, 1995 and September 30,
   1996 (unaudited).......................................................   14
  Statements of Operations for the three months ended
   September 30, 1996 and for the nine months ended
   September 30, 1996 (unaudited).........................................   15
  Statement of Cash Flows for the nine months ended
   September 30, 1996 (unaudited).........................................   16
  Notes to Financial Statements as of September 30,
   1996 (unaudited).......................................................   17

INITIAL HOTELS COMBINED FINANCIAL STATEMENTS:
  Combined Statements of Operations for the three months ended
   September 30, 1995 and for the nine months ended
   September 30, 1995 (unaudited).........................................   19
  Combined Statement of Cash Flows for the nine months ended
   September 30, 1995 (unaudited).........................................   20
  Notes to Combined Financial Statements as of September 30,
   1995 (unaudited).......................................................   21

NORTHCOAST HOTELS, L.L.C.:
  Balance Sheet as of September 30, 1996 (unaudited)......................   25
  Statements of Operations for the three months ended
   September 30, 1996 and for the period April 2, 1996
   (inception of operations) through September 30, 1996 (unaudited).......   26
  Statement of Members' Equity for the period April 2, 1996
   (inception of operations) through September 30, 1996 (unaudited).......   27
  Statement of Cash Flows for the period April 2, 1996
   (inception of operations) through September 30, 1996 (unaudited).......   28
  Notes to Financial Statements as of September 30, 1996 (unaudited)......   29

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS............................................   34

                          PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K:
  Exhibits................................................................   43
  Reports on Form 8-K.....................................................   43

SIGNATURE.................................................................   44

                                    PART I

ITEM 1.  FINANCIAL STATEMENTS

                      PATRIOT AMERICAN HOSPITALITY, INC.

                          CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                             September 30,   December 31,
                                                 1996           1995
                                             --------------  -------------
                                              (unaudited)
                                    ASSETS
Investment in hotel properties, net of
 accumulated depreciation of $14,062
 in 1996 and $2,529 in 1995.................   $557,890       $265,759
Cash and cash equivalents, including
 capital improvement reserves of
  $2,568 in 1996 and $1,091 in 1995.........      7,004          4,769
Lease revenue receivable....................      7,871          2,260
Receivables from selling entities...........        960          1,765
Investments in unconsolidated
 subsidiaries...............................     11,607          4,263
Mortgage notes and other receivables
 from unconsolidated subsidiaries...........     72,004         40,855
Inventory...................................      1,222          1,035
Deferred expenses, net of accumulated
 amortization of $525 in 1996 and $88
 in 1995....................................      3,282          1,852
Prepaid expenses and other assets...........      1,809          1,666
                                               --------       --------
     Total assets...........................   $663,649       $324,224
                                               ========       ========

                     LIABILITIES AND SHAREHOLDERS' EQUITY

Borrowings under line of credit and
 mortgage note..............................   $113,592       $  9,500
Dividends and distributions payable.........     12,158          8,154
Accounts payable and accrued expenses.......      8,500          3,179
Due to unconsolidated subsidiaries..........      6,263             91
Minority interest in Operating
 Partnership................................     73,268         41,522
Minority interest in other partnerships.....      3,214             --
Commitments and contingencies...............         --             --
Shareholders' equity:
  Preferred stock, no par value,
   20,000,000 shares authorized,
   no shares issued and outstanding.........         --             --
  Common stock, no par value, 200,000,000
   shares authorized, shares issued and
   outstanding were 21,806,748 in 1996
   and 14,665,935 in 1995...................         --             --
  Paid-in capital...........................    451,305        264,808
  Unearned stock compensation, net of
   accumulated amortization of $701 in 1996
   and $71 in 1995..........................     (5,867)        (1,351)
  Retained earnings (distributions in
   execess of retained earnings)............      1,216         (1,679)
                                               --------       --------
     Total shareholders' equity.............    446,654        261,778
                                               --------       --------
     Total liabilities and shareholders'
       equity...............................   $663,649       $324,224
                                               ========       ========

                            See accompanying notes.

                       PATRIOT AMERICAN HOSPITALITY, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                 Three            Nine
                                                 Months          Months
                                                 Ended           Ended
                                             September 30,   September 30,
                                                  1996            1996
                                             --------------  --------------
Revenue:
  Participating lease revenue............        $22,466         $52,735
  Interest and other income..............            211             412
                                                 -------         -------
    Total revenue........................         22,677          53,147
                                                 -------         -------

Expenses:
  Real estate and personal property taxes
   and casualty insurance................          1,910           4,452
  Ground lease expense...................            411             711
  General and administrative.............          1,381           3,273
  Interest expense.......................          1,709           4,481
  Depreciation and amortization..........          4,844          11,628
                                                 -------         -------
    Total expenses.......................         10,255          24,545
                                                 -------         -------
Income before equity in earnings of
 unconsolidated subsidiaries and
 minority interest.......................         12,422          28,602
  Equity in earnings of unconsolidated
   subsidiaries..........................          1,772           4,377
                                                 -------         -------
Income before minority interest..........         14,194          32,979
  Minority interest in Operating
   Partnership...........................         (2,168)         (5,142)
  Minority interest in other
   partnerships..........................             (2)             (2)
                                                 -------         -------
Net income applicable to common
 shareholders............................        $12,024         $27,835
                                                 =======         =======

Net income per common share..............        $  0.60         $  1.67
                                                 =======         =======
Fully diluted weighted average number
 of common shares and common share
 equivalents outstanding.................         19,904          16,677
                                                 =======         =======

                            See accompanying notes.

                       PATRIOT AMERICAN HOSPITALITY, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                 Nine Months
                                                                    Ended
                                                                September 30,
                                                                    1996
                                                                -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income...................................................   $  27,835
  Adjustments to reconcile net income to net cash provided
   by operating activities:
     Depreciation..............................................      11,538
     Amortization of unearned stock compensation...............         630
     Amortization of deferred loan costs.......................         273
     Amortization of lease inducement costs....................          76
     Other amortization........................................          90
     Payment of interest on notes receivable from
      unconsolidated subsidiary................................       3,204
     Issue common stock to directors...........................          37
     Equity in earnings of unconsolidated subsidiaries.........      (4,377)
     Minority interest in income of Operating Partnership......       5,142
     Minority interest in income of other partnerships.........           2
  Changes in assets and liabilities:
     Lease revenue receivable..................................      (5,611)
     Prepaid expenses and other assets.........................         (53)
     Accounts payable and other accrued expenses...............       1,259
     Due to unconsolidated subsidiaries........................         (45)
                                                                  ---------
          Net cash provided by operating activities............      40,000
                                                                  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of hotel properties and related working
   capital assets..............................................    (278,725)
  Improvements and additions to hotel properties...............      (9,085)
  Collection of receivables from selling entities..............       1,003
  Prepaid acquisition costs....................................         246
  Investment in mortgage note receivable from unconsolidated
   subsidiary..................................................     (31,400)
  Principal payment received on mortgage note receivable.......         298
  Principal payment received on other note receivable..........         101
                                                                  ---------
          Net cash used in investing activities................    (317,562)
                                                                  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under line of credit and mortgage note............     295,555
  Repay borrowings under line of credit........................    (191,463)
  Payment of deferred loan costs...............................      (1,184)
  Proceeds of Follow-on Offering...............................     173,644
  Payment of Follow-on Offering costs..........................     (13,422)
  Net proceeds of private placement............................      39,417
  Payment of initial public offering costs.....................        (462)
  Contribution received from minority interest in other
   partnerships................................................       3,213
  Dividends and distributions paid.............................     (25,501)
                                                                  ---------
          Net cash provided by financing activities............     279,797
                                                                  ---------
Net increase in cash and cash equivalents......................       2,235
Cash and cash equivalents at beginning of period...............       4,769
                                                                  ---------
Cash and cash equivalents at end of period.....................   $   7,004
                                                                  =========
Supplemental disclosure of cash flow information:
  Cash paid during the period for interest.....................   $   4,243
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

  During the third quarter of 1996, the Company completed a public offering
(the "Follow-on Offering") of 6,146,740 shares of its common stock (including 646,740 shares of common stock issued upon exercise of the underwriter's over-allotment option). The offering price of all shares sold in the Follow-on Offering was $28.25 per share, resulting in net proceeds (less the underwriters' discount and offering expenses) of approximately $160,222, of which approximately $151,963 was used to reduce amounts outstanding under the Line of Credit. The Company acquired nine additional hotel properties, utilizing primarily cash drawn on its Line of Credit and issuing 17,036 OP Units in connection with the purchase of certain hotel properties. At September 30, 1996, the Operating Partnership owned interests in 42 hotels and the Company owned an approximate 86.2% interest in the Operating Partnership.

  The Company leases each of its hotels, except the Crowne Plaza Ravinia Hotel and the Marriott WindWatch Hotel, which are separately owned through special purpose corporations, to lessees that are independent of the Company (the "Lessees"). The Company leases 24 of its hotel investments to CHC Lease Partners for staggered terms of ten to twelve years pursuant to separate participating leases providing for the payment of the greater of base or participating rent, plus certain additional charges, as applicable (the "Participating Leases"). Eight of the hotels are leased to NorthCoast Hotels, L.L.C. ("NorthCoast") under similar Participating Lease agreements. DTR North Canton, Inc. (the "Doubletree Lessee") leases four hotels and Crow Hotel Lessee, Inc. (the "Wyndham Lessee") leases two hotels under similar Participating Lease agreements. Metro Hotels Leasing Corporation ("Metro Lease Partners") and Mayfair Leasing, L.L.C. (the "Mayfair Lessee") each lease one hotel. The Crowne Plaza Ravinia Hotel and the Marriott WindWatch Hotel acquisitions were structured without lessees.

                      PATRIOT AMERICAN HOSPITALITY, INC.

                                  (UNAUDITED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

  These unaudited consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and the partnerships in which the Company owns at least 50% controlling interest. All significant intercompany accounts and transactions have been eliminated. These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and nine month periods ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the period ended December 31, 1995. Certain prior year amounts have been reclassified to conform to current period presentation.

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

  In April 1996, the Company acquired the six hotel WestCost Portfolio for approximately $75,630 and 331,577 OP Units, valued at approximately $8,800 at the closing of the acquisition. The portfolio includes the 194-suite Plaza Park Suites, the 151-room Roosevelt Hotel and the 145-room WestCoast Gateway Hotel, all in Seattle, Washington; the 410-room Hyatt Newporter in Newport Beach, California; the 192-room WestCoast Long Beach Hotel and Marina in Long Beach, California; and the 147-room WestCoast Wenatchee Center Hotel in Wenatchee, Washington. The cash portion of the purchase was financed primarily with funds drawn on the Line of Credit. The hotels are leased to NorthCoast for 10 to 12 years pursuant to separate Participating Leases. The payment of a portion of the purchase price in the amount of $2,000 is payable two years from the initial acquisition date. This amount is included in accounts payable and accrued expenses at September 30, 1996.

  In May 1996, the Company, acquired the 365-room Hyatt Regency in Lexington, Kentucky for approximately $14,320 in cash. The hotel is subject to a 79-year ground lease. In June 1996, the Company acquired the 180-room Doubletree Denver/Boulder in Westminster (Denver), Colorado for approximately $12,520 in cash. These purchases were financed primarily with funds drawn on the Line of Credit. The Hyatt Regency is leased to NorthCoast for a period of 10 years and the Doubletree Denver/Boulder is leased to the Doubletree Lessee for 10 years pursuant to separate Participating Leases.

  In July 1996, the Company acquired the 472-room Wyndham Greenspoint Hotel, located in Houston, Texas and the 191-room Wyndham Garden-Midtown Hotel located in Atlanta, Georgia from entities primarily owned by members of the Trammell Crow family for approximately $61,242 and 17,036 OP Units valued at approximately $500 at the time of the acquisition. In addition, the Company may be obligated to pay up to $3,000 of additional consideration upon acheivement of certain future operating results of these hotels which management considers unlikely. The hotels are leased to the Wyndham Lessee for a period of 10 years.

  In August 1996, the Company, aquired the 492-room Bonaventure Hotel & Spa (the "Bonaventure") located in Fort Lauderdale, Florida for approximately $19,656, including approximately $3,456 relating to the assumption of operating liabilities and acquisition costs, and the 257-room Valley River Inn located in Eugene, Oregon for approximately $19,053. The Bonaventure is leased to CHC Lease Partners for a period of 12 years and the Valley River

                      PATRIOT AMERICAN HOSPITALITY, INC.

                                  (UNAUDITED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

Inn is leased to NorthCoast for a period of 10 years. These purchases were financed primarily with funds drawn on the Line of Credit.

  During September 1996, the Company entered into three partnership agreements in which the Operating Partnership owns a 90% general partnership interest and DTR PAH Holding, Inc. ("DTR"), an affiliate of Doubletree Hotels Corporation, owns a 10% limited partnership interest. The three partnerships, formed for the purpose of acquiring certain hotel properties, are PAH-DT Tallahassee Partners, L.P. ("Tallahassee Partners"), PAH-DT Chicago O'Hare Partners, L.P. ("Chicago Partners") and PAH-DT Miami Airport Partners, L.P. ("Miami Partners"). Each partnership is a Delaware limited partnership. The financial position and results of operations of each partnership is included in the consolidated financial statements of the Company. DTR's interest in the partnerships is reflected as minority interest in other partnerships in the accompanying consolidated financial statements.

  In September 1996, Tallahassee Partners acquired the 244-room Capitol Plaza Holiday Inn in Tallahassee, Florida for approximately $11,186; Chicago Partners acquired the 242-room Holiday Inn Des Plaines Hotel in Des Plaines , Illinios for approximately $8,539; and Miami Partners acquired the 264-room Holiday Inn-Miami Lakes Airport Hotel in Miami, Florida for approximately $12,513. The hotels will be renamed and rebranded with the Doubletree and Doubletree Club brands once planned renovations are complete. The hotels are leased to the Doubletree Lessee for a period of 10 years pursuant to Participating Lease agreements. The acquisitions of the hotels were funded through a combination of cash and funds drawn on the Company's Line of Credit.

  The Company also acquired the 184-room Mayfair Suites Hotel in St. Louis, Missouri in September 1996, for approximately $8,810. The hotel is leased to the Mayfair Lessee, an affiliate of Grand Heritage Hotels, Inc., for a period of 10 years pursuant to a Participating Lease agreement. The hotel acquisition was primarily financed through funds drawn on the Company's Line of Credit.

3.  INVESTMENTS IN AND MORTGAGE NOTES RECEIVABLE FROM UNCONSOLIDATED
    SUBSIDIARIES:

  The Company, through the Operating Partnership, owns an approximate 99% non-voting ownership interest in PAH Ravinia, Inc. ("PAH Ravinia"), a Virginia corporation. PAH Ravinia owns the 495-room Crowne Plaza Ravinia Hotel in Atlanta, Georgia.

  As part of the financing for the acquisition of the Crowne Plaza Ravinia Hotel, the Company, through the Operating Partnership, advanced $40,500 to PAH Ravinia, which is evidenced by two mortgage notes consisting of a $36,000 first mortgage note and a $4,500 second mortgage note. The principal amount of both notes is due and payable on November 28, 1998. Interest at an annual rate equal to 10.25% and 12.5% on the first and second mortgage notes, respectively, is due and payable monthly. All amounts owed under the mortgage notes will become due and payable upon a sale of the hotel to a third party purchaser. The mortgage notes are collateralized by deeds of trust on the Crowne Plaza Ravinia Hotel.

  In September 1996, the Company, through the Operating Partnership, acquired an approximate 99% non-voting ownership interest in PAH Windwatch, LLC, a Delaware limited liability corporation. The Company's investment in PAH Windwatch, LLC of approximately $6,217 is evidenced by a promissory note. PAH Windwatch, LLC acquired the 362-room Marriott WindWatch Hotel (the "WindWatch Hotel") in Hauppauge (Long Island), New York for approximately $31,102.

  As part of the financing for the acquisition of the WindWatch Hotel, the Company, through the Operating Partnership, advanced PAH Windwatch, LLC $31,400, which is evidenced by a first lien mortgage note. The principal amount of the note is due and payable on August 31, 1999. Interest at an annual rate equal to 9% is due and payable monthly commencing October 1, 1996. All amounts owed under the mortgage note will become due and payable upon the sale of the hotel to a third party purchaser. The mortgage note is collateralized by a deed of trust on the WindWatch Hotel.

                      PATRIOT AMERICAN HOSPITALITY, INC.

                                  (UNAUDITED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

  The WindWatch Hotel is not operated by a lessee but is managed for PAH Windwatch, LLC by Marriott International, Inc. ("Marriott"). Pursuant to the Purchase and Sale agreement dated March 15, 1996, the existing management agreement has been terminated and the Company is currently negotiating the terms of a new agreement. Until such time a new agreement is reached, Marriot will continue to manage the WindWatch Hotel under the terms of the prior agreement. Pursuant to this agreement, Marriott receives an annual basic management fee equal to 5% of gross receipts. In addition, in any year the hotel generates a profit, as defined in the agreement, Marriott will receive an amount equal to the excess of 15% of the profit over the basic management fee.

4. LINE OF CREDIT:

  In connection with the Initial Offering, the Company, through the Operating Partnership obtained a revolving credit facility of up to $165,000 (the "Line of Credit") to fund the acquisition of additional hotels, renovations and capital improvements to hotels and for general working capital purposes. In May 1996, the maximum amount available under the Line of Credit was increased to $250,000 and certain other modifications were made, thereby increasing the Company's ability to borrow under the Line of Credit. The Line of Credit is collateralized by a first mortgage lien on certain of the hotels. As of September 30, 1996, the Company had $91,592 outstanding on its Line of Credit. The Line of Credit, which expires October 1, 1998, bears interest on the outstanding balance at a rate per annum equal to 30-day LIBOR plus 1.90%. LIBOR was 5.69% at December 31, 1995 and 5.42% at September 30, 1996. The weighted average interest rate incurred by the Company during 1996 under this borrowing was 7.41%. No prepayment penalties are required under the Line of Credit.

  In connection with the acquisition of the Wyndham Greenspoint Hotel, the Company has agreed to maintain at least $22,000 of debt on this property until 1999. Paine Webber Real Estate has extended a single asset mortgage loan of $22,000 on this hotel (the "Greenspoint Loan") on economic terms substantially similar to the Line of Credit. While the Greenspoint Loan is outstanding, the maximum amount the Company may draw on the Line of Credit will be $228,000. The Line of Credit and the Greenspoint Loan are cross defaulted. No prepayment penalties are required under the Greenspoint Loan.

  The Line of Credit requires the Company to maintain certain financial ratios with respect to liquidity, loan to value and net worth and imposes certain limitations on acquisitions. The Company is in compliance with such covenants at September 30, 1996. The unused commitment under the Line of Credit at September 30, 1996, is $136,408, subject to certain restrictions and provisions of the Line of Credit Agreement.

5.  MINORITY INTEREST IN OPERATING PARTNERSHIP:

  The Operating Partnership has 2,839,937 OP Units and 662,391 Preferred OP Units (see Note 6) outstanding as of September 30, 1996 (excluding OP Units held by the Company). Pursuant to the Operating Partnership's limited partnership agreement, the limited partners of the Operating Partnership, including certain affiliates of the Company, received rights (the "Redemption Rights") that enable them to cause the Operating Partnership to redeem each OP Unit in exchange for cash equal to the value of a share of common stock (or, at the Company's election, the Company may purchase each OP Unit offered for redemption for one share of common stock). The Redemption Rights generally may be exercised at any time after one year following the issuance of the OP Units. However, certain holders of OP Units, including directors and officers of the Company, are restricted from exercising their Redemption Rights for 18 to 24 months from the closing of the Initial Offering. The number of shares of common stock issuable upon exercise of the Redemption Rights will be adjusted for share splits, mergers, consolidations or similar pro rata transactions, which would have the effect of diluting the ownership interests of the limited partners of the Operating Partnership or the shareholders of the Company.

  During October 1996, certain partners elected to redeem a total of 9,867 OP Units for a total of $329 in cash in accordance with their Redemption Rights.

                      PATRIOT AMERICAN HOSPITALITY, INC.

                                  (UNAUDITED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

  On July 11, 1996, as part of the consideration for the acquisition of the Wyndham Greenspoint Hotel, the Operating Partnership issued to Houston Greenspoint Hotel Associates, L.P., an accredited investor, 17,036 OP Units with an approximate value of $500.

6.  SHAREHOLDERS' EQUITY:

Capital Stock

  The Company's Board of Directors has declared quarterly distributions of $0.48 per common share for each of the first, second and third quarters. The first quarter distribution was paid on April 30, 1996 to holders of record on March 29, 1996. The second quarter distribution was paid on July 30, 1996 to shareholders of record on June 27, 1996. The third quarter distribution was
paid on October 30, 1996 to holders of record on October 4, 1996.   Concurrent
with the dividend declarations, the Operating Partnership has authorized and paid distributions in the same amount.

  In response to an independent consultant review of executive compensation, the Board of Directors elected to accelerate the vesting period for the shares of common stock held by three of the Company's executive officers, which has been recorded as unearned stock compensation. During the first quarter of 1996, the vesting period was reduced from five years to three years and the amortization period of the unearned executive compensation was revised accordingly.

  During the third quarter of 1996, the Company completed its Follow-on Offering of 6,146,700 shares. In addition, directors, officers and certain employees were granted 181,400 shares of common stock, as provided for in the Company's Director's Plan and the 1995 Incentive Plan. As of September 30, 1996, the Company has 21,806,748 shares of common stock outstanding.

Stock Option Awards

  Pursuant to the Company's Directors' Plan and the 1995 Incentive Plan, the Board of Directors granted stock options to purchase 15,000 shares of common stock to the Company's directors and stock options to purchase 177,800 shares of common stock to the Company's executive and other officers and certain employees. The exercise price of the options granted to the directors is $28.375 (the market price of the Company's stock on the date of the grant, May 23, 1996). For the officers and employees employed as of the grant date of April 19, 1996, the exercise price of the options is $26.875 (the market price of the Company's common stock on the date of grant). For officers and employees hired subsequent to April 19, 1996, the excercise price is equal to the market price of the Company's common stock on the employee's hire date. The options to purchase common stock vest annually over a period of seven years.

Stock Grant Awards

  Pursuant to the Company's Director's Plan and the 1995 Incentive Plan, the Company awarded 24,000 shares of common stock to its non-employee directors and 157,400 shares of common stock to certain of its officers and employees. The Company has recorded $5,144 (the aggregate value of the Company's common stock based on the market price at the date of the award) as unearned stock compensation which is being amortized over the vesting period of four years. At September 30, 1996, $630 of amortization of stock compensation related to stock grants awarded to the Company's directors, officers and certain employees is included in general and administrative expense in the accompanying consolidated financial statements.

Private Placement

  In May 1996, the Company sold an aggregate of approximately $40,000 of equity securities to an institutional investor that purchased the securities on behalf of two owners (the "Private Placement"). The securities consisted of 811,393 shares of common stock sold at $26.95 per share and 662,391 Preferred OP Units (the "Preferred OP Units")

                      PATRIOT AMERICAN HOSPITALITY, INC.

                                  (UNAUDITED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

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

7.  NONCASH INVESTING AND FINANCING ACTIVITIES:

  In connection with the acquisition of hotel properties, the following assets and liabilities were assumed:

          Receivables from selling entities...............  $   329
          Inventory.......................................      187
          Prepaid expenses and other assets...............      446
          Deferred expenses...............................      685
          Accounts payable and accrued liabilities........    4,139

          Issuance of OP Units in connection with the
            acquisition of hotel properties...............  $13,303

     In connection with the Company's investment in an unconsolidated subsidiary, the Company issued a promissory note payable to the unconsolidated subsidiary in the amount of $6,217 which has been included in due to unconsolidated subsidiaries in the accompanying financial statements.

8.  COMMITMENTS AND CONTINGENCIES:

     The Company currently is not subject to any material legal proceedings or claims nor, to management's knowledge, are any material legal proceedings or claims currently threatened.

                      PATRIOT AMERICAN HOSPITALITY, INC.

                                  (UNAUDITED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

9.  PRO FORMA FINANCIAL INFORMATION:

  The following unaudited pro forma condensed consolidated statements of operations of the Company are presented as if (i) the Initial Offering and the acquisition of the 20 Initial Hotels, (ii) the subsequent acquisition of 22 additional hotel properties, and (iii) the Private Placement and Follow-on Offering had occurred on January 1, 1995, and the hotels (except the Crowne Plaza Ravinia Hotel and the Marriott WindWatch Hotel) had been leased to the Lessees pursuant to the Participating Leases. These unaudited pro forma condensed consolidated statements of operations are not necessarily indicative of what actual results of operations of the Company would have been assuming such transactions had been completed as of January 1, 1995, nor do they purport to represent the results of operations for future periods.

                                                 NINE MONTHS ENDED SEPTEMBER 30,
                                                 -------------------------------
                                                     1995               1996
                                                 ------------       ------------
                                                      (IN THOUSANDS, EXCEPT
                                                          PER SHARE DATA)
Revenue:
  Participating lease revenue...................      $65,328          $69,728
  Interest and other income.....................           53              433
                                                      -------          -------
     Total revenue..............................       65,381           70,161
                                                      -------          -------
Expenses:
  Real estate and personal property
   taxes and casualty insurance.................        6,861            7,176
  Ground lease expense..........................        1,002            1,023
  General and administrative....................        3,064            3,963
  Interest expense..............................        7,129            6,696
  Depreciation and amortization.................       15,998           16,698
                                                      -------          -------
     Total expenses.............................       34,054           35,556
                                                      -------          -------
Income before equity in earnings of
 unconsolidated subsidiaries
  and minority interest.........................       31,327           34,605
  Equity in earnings of  unconsolidated
   subsidiaries.................................        3,351            5,748
                                                      -------          -------
Income before minority interests................       34,678           40,353
  Minority interest in Operating
   Partnership..................................       (4,759)          (5,548)
  Minority interest in other
   partnerships.................................         (196)            (150)
                                                      -------          -------
Net income applicable to common
 shareholders...................................      $29,723          $34,655
                                                      =======          =======
Net income per common share.....................      $  1.36          $  1.59
                                                      =======          =======
Fully diluted weighted average number of common
 shares and common share equivalents
  outstanding...................................       21,847           21,847
                                                      =======          =======

                      PATRIOT AMERICAN HOSPITALITY, INC.

                                  (UNAUDITED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

10.  SUBSEQUENT EVENTS:

Potential Acquisitions

     On October 31, 1996, the Company entered into a binding agreement to acquire California Jockey Club and Bay Meadows Operating Company for $33.00 per share in cash or .9635 shares of the Company's stock. The shares of California Jockey Club, a real estate investment company, and Bay Meadows, a real estate management and operating company (together, "Cal Jockey and Bay Meadows"), are paired and trade as a single unit. Based on approximately 5.9 million fully diluted paired shares of Cal Jockey and Bay Meadows outstanding, the acquisition is valued at approximately $195,000. Pursuant to the agreement, the Company has advanced $2,900 to the California Jockey Club for payment of a breakup fee which is due upon termination of a prior acquisition agreement. Under the terms of the agreement, the Company is entitled to repayment of the $2,900 advance plus a $5,000 fee if the acquisition agreement is terminated.

     The Company has entered into non-binding purchase and sale agreements to acquire the 147-room historic Tutwiler Hotel in Birmingham, Alabama for a purchase price of approximately $10,400 in cash and OP Units valued at approximately $600, the 124-room historic Union Station Hotel in Nashville, Tennessee for a purchase price of approximately $9,100 in cash and OP Units valued at approximately $600 and the 189-room Howard Johnson Pickwick Hotel in San Fransico, California for a purchase price of approximately $14,475 in cash.

     The acquisition of Cal Jockey and Bay Meadows, the above-described hotels or any other properties is subject to a number of contingencies, including, among other things, the satisfactory completion of the Company's due diligence investigation of the transactions, the negotiation of a definitive acquisition agreement and obtaining financing and/or Line of Credit lender approval, as applicable. Accordingly, there can be no assurance that the acquisition of Cal Jockey and Bay Meadows, the above-described hotels or any other properties will be consummated.

                               CHC LEASE PARTNERS

                                 BALANCE SHEETS
                                 (IN THOUSANDS)



                                           SEPTEMBER 30, 1996  DECEMBER 31, 1995
                                           ------------------  -----------------
                                              (UNAUDITED)
                                     ASSETS
Current Assets:
  Cash and cash equivalents..................     $11,803           $ 9,385
  Accounts receivable, net of allowance for
   doubtful accounts of $204 and $142 at
   September 30, 1996 and December 31, 1995,
   respectively..............................      10,028             5,833
  Inventories................................       2,643             2,136
  Prepaid expenses...........................       1,102               441
                                                  -------           -------
       Total current assets..................      25,576            17,795
Investments..................................       5,100             5,100
Deposits.....................................         360                71
                                                  -------           -------
     Total assets............................     $31,036           $22,966
                                                  =======           =======

                       LIABILITIES AND PARTNERS' CAPITAL

Current Liabilities:
  Accounts payable...........................     $ 4,239           $ 2,202
  Accrued rent due to Patriot American
   Hospitality Partnership, L.P. ............       4,671             2,260
  Due to affiliates, net.....................         232               138
  Accrued payroll............................       2,941             2,219
  Taxes payable..............................       1,687             1,556
  Guest deposits.............................       1,711               958
  Accrued expenses and other liabilities.....       3,331             2,012
                                                  -------           -------
       Total current liabilities.............      18,812            11,345
Due to Patriot American Hospitality
 Partnership, L.P. ..........................       1,072             1,035
Lease inducement.............................       1,585               977
                                                  -------           -------
       Total liabilities.....................      21,469            13,357
Commitments and contingencies (Note 2).......          --                --
Partners' capital............................       9,567             9,609
                                                  -------           -------
       Total liabilities and partners'
        capital..............................     $31,036           $22,966
                                                  =======           =======

   The accompanying notes are an integral part of these financial statements.

                               CHC LEASE PARTNERS

                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                 THREE            NINE
                                                 MONTHS          MONTHS
                                                 ENDED           ENDED
                                             SEPTEMBER 30,   SEPTEMBER 30,
                                                  1996            1996
                                             --------------  --------------
Revenue:
  Rooms...................................       $29,232        $ 81,869
  Food and beverage.......................         8,162          25,079
  Conference center.......................           456           1,652
  Telephone and other.....................         2,714           7,432
                                                 -------        --------
      Total revenue.......................        40,564         116,032
                                                 -------        --------
Expenses:
  Departmental costs and expenses.........        14,647          41,713
  Participating lease payments............        14,195          40,068
  General and administrative..............         3,339           9,640
  Repairs and maintenance.................         1,892           5,182
  Utilities...............................         2,030           5,219
  Marketing...............................         3,716          10,543
  Insurance...............................           233             631
                                                 -------        --------
      Total expenses......................        40,052         112,996
                                                 -------        --------
      Income before lessee income
       (expense)..........................           512           3,036
                                                 -------        --------
  Dividend and interest income............           607           1,110
  Management fees.........................          (744)         (2,333)
  Lessee general and administrative
   expenses...............................          (263)           (765)
                                                 -------        --------
      Total lessee income (expense).......          (400)         (1,988)
                                                 -------        --------
      Net income..........................       $   112        $  1,048
                                                 =======        ========

   The accompanying notes are an integral part of these financial statements.

                               CHC LEASE PARTNERS

                            STATEMENT OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                  NINE MONTHS
                                                                     ENDED
                                                                 SEPTEMBER 30,
                                                                     1996
                                                                 -------------
Cash flows from operating activities:
  Net income...................................................    $ 1,048
  Adjustments to reconcile net income to net cash used in
   operating activities:
     Recognition of lease inducement...........................        (76)
     Provision for losses on accounts receivable...............         46
  Changes in assets and liabilities:
  (Increase) decrease in:
     Accounts receivable.......................................     (2,484)
     Inventories...............................................        192
     Prepaid expenses and other assets.........................       (950)
  Increase (decrease) in:
     Accounts payable..........................................     (2,335)
     Accrued rent due to Patriot American Hospitality
      Partnership, L.P.........................................      2,411
     Due to affiliates.........................................         94
     Accrued payroll...........................................        722
     Taxes payable.............................................        131
     Guest deposits............................................       (660)
     Accrued expenses and other liabilities....................      1,433
                                                                   -------
Net cash used in operating activities..........................       (428)
                                                                   -------
Cash flows from investing activities:
  Acquired cash from new operating leases......................      3,936
                                                                   -------
Net cash provided by investing activities......................      3,936
                                                                   -------
Cash flows from financing activities:
  Partnership distribution.....................................     (1,090)
                                                                   -------
Net cash used in financing activities..........................     (1,090)
                                                                   -------
Net increase in cash and cash equivalents......................      2,418
Cash and cash equivalents at beginning of period...............      9,385
                                                                   -------
Cash and cash equivalents at end of period.....................    $11,803
                                                                   =======
Supplemental Schedule of Non-Cash Investing and Financing
 Activities:

  Assumption of assets and liabilities upon consummation of
   participating lease agreements with Patriot American
   Hospitality Partnership, L.P.:
       Acquired cash...........................................      3,936
       Inventories.............................................        699
       Other assets............................................      1,757
       Due to Patriot American Hospitality Partnership, L.P....         78
       Other liabilities.......................................     (5,785)
       Lease inducement........................................       (685)
                                                                   -------
       Net assets.............................................     $    --
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

                              CHC LEASE PARTNERS

                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)
                            (DOLLARS IN THOUSANDS)


1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

ORGANIZATION

     CHC Lease Partners, was formed as the initial lessee to lease and operate certain hotels owned by Patriot American Hospitality Partnership, L.P. (the "Operating Partnership"). At September 30, 1996, Patriot American Hospitality, Inc. (the "Company"), through its subsidiaries, owns approximately 86.2% of the Operating Partnership. CHC Lease Partners, a general partnership, is owned jointly by CHC REIT Lessee Corp., a wholly owned subsidiary of CHC International, Inc. ("CHC") and by an affiliate of a principal of the Gencom group of companies.

     CHC Lease Partners began operating twenty hotels (the "Initial Hotels") on October 2, 1995. During 1996, CHC Lease Partners and the Operating Partnership entered into four additional operating leases for four hotels which were acquired by the Operating Partnership. The leases are substantially similar to the other participating lease agreements between CHC Lease Partners and the Operating Partnership. At September 30, 1996, CHC Lease Partners leases twenty-four hotels.

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

     The hotels leased by CHC Lease Partners consist of eighteen full service hotels, four limited service hotels, one executive conference center and one resort. Twenty of the twenty-four hotels are operated under franchise licenses with nationally recognized hotel companies. The cost of obtaining the franchise licenses is paid by the Operating Partnership and the continuing franchise fees are paid by CHC Lease Partners. Franchise and related fees generally range from 3.5% to 8.0% of room revenues for the hotels under franchise licenses.

     These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and nine month periods ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the CHC Lease Partners financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

2.  COMMITMENTS AND RELATED PARTY TRANSACTIONS:

     CHC Lease Partners incurred base rents of $8,740 and $24,801 for the three months and nine months ending September 30, 1996, respectively, and participating rents of $5,444 and $15,231 for the three months and nine months ending September 30, 1996, respectively. At September 30, 1996 and December 31, 1995, CHC Lease Partners owed the Operating Partnership $4,671 and $2,260, respectively, for rents under the terms of the participating leases.

     Under the participating lease agreements, CHC Lease Partners is obligated to return to the Operating Partnership at the end of each lease term the inventory at each of the Initial Hotels less a total of $1,000. Such amount is considered a lease inducement and is recorded as a reduction to participating lease payments over the lives of the participating lease agreements. In 1996, under the participating lease agreement for one resort property, CHC Lease Partners received a lease inducement fee of $685 which is recorded as a reduction to participating lease payments over the life of the participating lease agreement. As of September 30, 1996, the balance of the lease inducements and the inventory due to the Operating Partnership was $1,585 and $1,072 , respectively. As of December 31, 1995, the balances were $977 and $1,035, respectively.

     CHC Lease Partners entered into management agreements with hotel management subsidiaries of CHC and GAH-II, L.P. ("GAH"), an affiliate of CHC and the Gencom group of companies, to perform all management functions necessary to operate 23 of the 24 hotels leased by CHC Lease Partners. The terms of these agreements range from ten to twelve years with management fees due based upon a percentage of gross revenue of each of the hotels ranging from 2.25% to 2.5% escalating to 3.0% over a two to three year period. The fees under these management agreements are subordinate to CHC Lease Partners' obligations to the Operating Partnership under the participating lease agreements. Management fees incurred under these management agreements were $732 during the three months ended

                              CHC LEASE PARTNERS

                                  (UNAUDITED)
                            (DOLLARS IN THOUSANDS)


September 30, 1996 and were $2,159 for the nine months ended September 30, 1996. Included in due to affiliates, net were amounts for management fees under these management agreements owed to CHC and GAH of $102 and $91, respectively, at September 30, 1996 and due from CHC and owed to GAH of $46 and $43, respectively, at December 31, 1995.

     CHC Lease Partners fully reimburses CHC for office space it occupies within the corporate offices of CHC and for the payroll and related costs CHC administers on behalf of CHC Lease Partners. These costs amounted to $136 for the three months ended September 30, 1996 and $285 for the nine months ended September 30, 1996. At September 30, 1996 and December 31, 1995 the amount due CHC for these costs was $39 and $141, respectively.

     During the three months and nine months ended September 30, 1996, CHC Lease Partners made distributions to its partners of $300 and $1,090, respectively.

3.  PRO FORMA FINANCIAL INFORMATION:

     The unaudited pro forma statements of operations are presented as if the leases and the operation of the twenty-four hotels had commenced on January 1, 1995. The unaudited pro forma statements of operations are not necessarily indicative of what the actual results of operations of CHC Lease Partners would have been assuming such operations had commenced as of January 1, 1995, nor do they purport to represent the results of operations for future periods. Pro forma lessee expenses represent management fees and estimated lessee overhead expenses and the 1995 amounts exclude pro forma dividend income on 250,001 Operating Partnership Units and interest income associated with working capital balances.

                                          NINE MONTHS ENDED SEPTEMBER 30,
                                        -----------------------------------
                                             1995                  1996
                                        --------------        -------------
                                                   (IN THOUSANDS)

Revenue:
     Rooms............................      $ 85,689            $ 90,984
     Food and beverage................        31,196              30,689
     Conference center................         1,858               1,652
     Telephone and other..............         9,169               9,617
                                            --------            --------
          Total revenue...............       127,912             132,942
                                            --------            --------
Expenses:
     Departmental costs and expenses..        49,694              50,167
     Participating lease payments.....        40,194              42,782
     General and administrative.......        11,300              11,805
     Repairs and maintenance..........         6,510               6,254
     Utilities........................         5,888               6,178
     Marketing........................        12,174              12,332
     Insurance........................         1,029                 895
                                            --------            --------
          Total expenses..............       126,789             130,413
                                            --------            --------
Income before lessee expenses.........         1,123               2,529
Lessee expenses.......................         1,334               1,607
                                            --------            --------
     Net income (loss)................      $   (211)           $    922
                                            ========            ========

                                INITIAL HOTELS

                       COMBINED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                                (IN THOUSANDS)

                                                    Three          Nine
                                                    Months        Months
                                                    Ended          Ended
                                                September 30,  September 30,
                                                    1995            1995
                                                -------------  --------------
Revenue from hotel operations:
  Rooms.......................................    $21,102        $65,192
  Food and beverage...........................      6,735         21,877
  Conference center...........................        566          1,858
  Telephone and other.........................      1,848          5,833
                                                  -------        -------
      Total revenue...........................     30,251         94,760
                                                  -------        -------
Expenses:
  Departmental costs and expenses.............     12,052         35,799
  General and administrative..................      3,508          8,844
  Repairs and maintenance.....................      1,578          4,448
  Utilities...................................      1,470          4,092
  Marketing...................................      2,919          8,730
  Management fees paid to affiliates..........      1,137          3,913
  Interest expense............................      3,203         11,619
  Real estate and personal property
    taxes, and insurance......................      1,163          3,370
  Depreciation and amortization...............      2,440          7,644
                                                  -------        -------
      Total expenses..........................     29,470         88,459
                                                  -------        -------
  Income before extraordinary item............        781          6,301
  Extraordinary item--loss on
   extinguishment of debt.....................         --         (1,803)
                                                  -------        -------
      Net income..............................    $   781        $ 4,498
                                                  =======        =======

                            See accompanying notes.

                                INITIAL HOTELS

                       COMBINED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)
                                (IN THOUSANDS)

                                                                 Nine Months
                                                                    Ended
                                                                September 30,
                                                                     1995
                                                               --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income..................................................    $  4,498
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
  Depreciation and amortization...............................       7,644
  Amortization of deferred loan costs.........................         227
  Amortization of discount on note
   payable....................................................         172
  Expenses financed with term debt............................         250
  Loss on extinguishment of debt..............................       1,803
Changes in assets and liabilities:
Cash held in escrow...........................................        (159)
  Accounts receivable, net....................................      (1,627)
  Inventories.................................................          19
  Prepaid and other assets....................................          (4)
  Accounts payable and other accrued
   expenses...................................................         400
  Payables to affiliates......................................        (279)
                                                                  --------
     Net cash provided by operating activities................      12,944
                                                                  --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Restricted funds reserved for
   acquisition of property and equipment......................          55
  Improvements and additions to hotel properties..............      (4,648)
                                                                  --------
     Net cash used in investing activities....................      (4,593)
                                                                  --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of mortgages
   and other notes payable....................................      13,217
  Principal payments on mortgages and
   other notes payable........................................     (11,342)
  Payment of financing costs..................................        (320)
  Payments on capital lease obligations.......................      (1,319)
  Proceeds from advances from affiliates......................          75
  Payments on advances from affiliates........................        (561)
  Proceeds from loans from affiliates.........................         338
  Payments on loans from affiliates...........................        (318)
  Capital contributions.......................................          33
  Distributions paid..........................................      (8,991)
                                                                  --------
     Net cash used in financing activities....................      (9,188)
                                                                  --------
Net change in cash and cash equivalents.......................        (837)
Cash and cash equivalents at beginning of period..............       8,290
                                                                  --------
Cash and cash equivalents at end of period....................    $  7,453
                                                                  ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:
Cash paid during the period for interest......................    $ 10,757
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

                                INITIAL HOTELS

                    NOTES TO COMBINED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                            (DOLLARS IN THOUSANDS)

1. ORGANIZATION, INITIAL PUBLIC OFFERING AND BASIS OF PRESENTATION:

Organization

  Patriot American Hospitality, Inc. (the "Company") is a Virginia corporation which was created to own, through wholly-owned subsidiaries, an approximately 86.3% general and limited partnership interest in Patriot American Hospitality Partnership, L.P., a Virginia limited partnership (the "Operating
Partnership"). On October 2, 1995, the Operating Partnership acquired from various entities (the "Selling Entities") twenty (20) operating hotel properties (collectively, the "Initial Hotels"). Sixteen of the 20 Initial Hotels were acquired from Selling Entities owned jointly or individually by Patriot American (or its principals) ("Patriot American"), CHC International, Inc. ("CHC") and the Gencom group of companies ("Gencom", and collectively with CHC and Patriot American, the "Primary Contributors"). The four remaining hotels were acquired from Selling Entities not affiliated with the Primary Contributors. Following is a listing of the Initial Hotels.

                                                            NUMBER
                                                              OF      MONTH/YEAR
      SELLING ENTITY              PROPERTY NAME/LOCATION    ROOMS      ACQUIRED
-----------------------------    -------------------------  ------    ----------
FULL SERVICE HOTELS:
Bourbon Orleans Investors, LP    Bourbon Orleans Hotel--       211        8/92
                                 New Orleans, Louisiana
Summit AP Partners, LP           Holiday Inn Select North      374        8/93
                                 Dallas--Farmers Branch,
                                 Texas
Quarry Inn Company               Hilton Inn Cleveland          191       N/A(2)
                                 South--Independence, Ohio
Crockett Hospitality, Inc.       Crockett Hotel--San           206        5/90
                                 Antonio, Texas
Troy Hotel Investors, LP         Marriott Troy                 350       12/94
                                 Hotel--Troy, Michigan
Tri-City Associates              Four Points by Sheraton--     156       N/A(2)
                                 Saginaw, Michigan
1500 Canal Street                Radisson New Orleans Hotel    759        9/92
 Investors, LP                   --New Orleans, Louisiana
Chartwell Properties, Inc.       Radisson Hotel &              198        2/90
                                 Suites--Dallas, Texas
Town & Country                   Radisson Suites (Town &       173       11/89
 Hospitality, Co.                Country)--Houston, Texas
Main Street Hospitality, LP      Holiday Inn                   172       11/92
                                 Aristocrat--Dallas, Texas
290 Ventures, LP                 Holiday Inn Northwest         193        9/90
                                 Plaza--Houston, Texas
Travis Real Estate Group, JV     Holiday Inn Northwest         193        1/92
                                 Plaza--Austin, Texas
San Angelo Hospitality, LP       Holiday Inn--San Angelo,      148        1/93
                                 Texas
Sebring Hospitality, LP          Holiday Inn--Sebring,         148        8/93
                                 Florida
Fairmount Hospitality, LP        Fairmount Hotel--San           37       10/92
                                 Antonio, Texas              -----
                                                             3,509
                                                             -----
LIMITED SERVICE HOTELS:
Hotel Group of                   Hampton Inn Jacksonville      113      1985(1)
 Jacksonville, JV                Airport - Jacksonville,
                                 Florida
North Coast Rochester            Hampton Inn--Rochester,       113      1986(1)
 Limited Partnership             New York
Great Northern Inns              Hampton Inn Cleveland         113       N/A(2)
 Company, L.P.                   Airport--North Olmsted,
                                 Ohio
North Coast Inns Co. Ltd.        Hampton Inn--Canton, Ohio     108       N/A(2)
                                                             -----
                                                               447
                                                             -----
EXECUTIVE CONFERENCE
 CENTER:
MWL Peachtree                    Peachtree Executive           250        4/93
                                 Conference                  -----
                                 Center--Peachtree City,
                                 Georgia
                                                             4,206
                                                             =====

---------------
(1) Constructed by the current owner.
(2) See Basis of Presentation for a discussion of these Initial Hotels which were not owned by the Primary Contributors or their affiliates.

                                INITIAL HOTELS

                    NOTES TO COMBINED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                            (DOLLARS IN THOUSANDS)

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

  CHC Lease Partners contracted with hotel management subsidiaries of CHC and with GAH-II, L.P. ("GAH") to manage 19 of the Initial Hotels and Metro Hotels Joint Venture manages the remaining Initial Hotel (collectively, the "Operators"). Under the terms of these management agreements, the Operators are required to perform all management functions necessary to operate the Initial Hotels.

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

Interim Unaudited Financial Information

  These unaudited combined statements of operations and cash flows have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and nine month periods ended September 30, 1995 are not necessarily indicative

                                INITIAL HOTELS

                                  (UNAUDITED)
                            (DOLLARS IN THOUSANDS)

of the results for the year ended December 31, 1995. For further information, refer to the combined financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

2.  MORTGAGES AND OTHER NOTES PAYABLE:

Mortgage Loans

  As of September 30, 1995, the combined Initial Hotels were obligated under an aggregate of 21 mortgage loans, each of which are generally collateralized by a first lien deed of trust and assignment of rents. The mortgage loans payable consist of both interest only and amortizing loans which mature at various dates through November 2011. Seven of the mortgage loans totaling $83,431 as of September 30, 1995 have fixed interest rates ranging from 6.0% to 12.0%. Variable rate mortgage loans payable at September 30, 1995 total approximately $54,019. Interest rates on the variable rate debt are generally based on prime or LIBOR rates which were 8.8% and 5.8%, respectively, at September 30, 1995. Certain of the mortgage obligations are personally guaranteed by certain partners of the Selling Entities.

Other Notes Payable

  As of September 30, 1995, the combined Initial Hotels were also obligated under six other notes payable arrangements totaling $5,707. Two of the notes aggregating $4,499 were issued in connection with the redemption of a minority partner's interest in one of the Initial Hotels and termination of the hotel operator's management contract in January 1995. The proceeds from the remaining notes were used to finance improvements to certain hotels. The notes, which mature at various dates through December 31, 2004, bear interest at rates ranging from 7.5% to 14%. Certain of the notes are guaranteed by owners.

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

  In March 1995, the Radisson New Orleans Hotel obtained an extension of a $500 note payable due January 1995. The terms of the loan remained unchanged except for an extension of the loan maturity date to December 2, 1995.

                                INITIAL HOTELS

                                  (UNAUDITED)
                            (DOLLARS IN THOUSANDS)

3. COMMITMENTS AND CONTINGENCIES:

Franchise Agreements

  Under the terms of hotel franchise agreements expiring at various dates through July 2013, annual payments for franchise royalties, reservation and advertising services are due for 17 of the 20 Initial Hotels. Fees are computed based upon percentages of gross room revenue. Such fees were approximately $2,315 for the nine months ended September 30, 1995. Certain of these agreements require the franchisee to establish reserves for property improvements, replacement of furniture and equipment or payment of property taxes and insurance.

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

  Certain of the Selling Entities had working capital loans or advances from owners or their affiliates. These loans bear interest at rates ranging from 5% to 14% at September 30, 1995 and mature at various dates through March 1997. The advances are non-interest bearing and are generally due on demand. Interest expense related to these loans is $233 for the nine months ended September 30, 1995. Loans and advances from affiliates were repaid in connection with the Initial Offering.

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

                           NORTHCOAST HOTELS, L.L.C.

                                 BALANCE SHEET
                                  (UNAUDITED)
                                (IN THOUSANDS)

                                                                  September 30,
                                                                      1996
                                                                  -------------

                                    ASSETS
Current Assets:
  Cash and cash equivalents.......................................   $ 3,082
  Accounts receivable, net of allowance
   for doubtful accounts of $30...................................     3,676
  Receivable from Patriot American
   Hospitality Partnership, L.P...................................       113
  Inventories.....................................................       251
  Prepaid expenses and other assets...............................       438
                                                                     -------
          Total current assets....................................     7,560
Deferred assets, net of accumulated
 amortization of $21..............................................       437
Investments.......................................................       825
Other assets......................................................       792
                                                                     -------
          Total assets............................................   $ 9,614
                                                                     =======

                        LIABILITIES AND MEMBERS' EQUITY
Current Liabilities:
  Accounts payable................................................   $ 1,168
  Accrued rent due to Patriot American
   Hospitality Partnership, L.P...................................     1,771
  Due to affiliates...............................................       127
  Accrued payroll and benefits....................................     1,599
  Guest deposits..................................................       183
  Accrued expenses and other liabilities..........................     1,244
  FF&E reserve due to Patriot American
   Hospitality Partnership, L.P...................................       636
                                                                     -------
          Total current liabilities...............................     6,728
Due to Patriot American Hospitality
 Partnership, L.P.................................................       242
                                                                     -------
          Total liabilities.......................................     6,970
Commitments and contingencies.....................................        --
Members' Equity:
  Capital contributions...........................................     3,300
  Distributions...................................................       (82)
  Less: Notes receivable from members.............................    (1,000)
                                                                     -------
                                                                       2,218
  Accumulated earnings............................................       426
                                                                     -------
          Total members' equity...................................     2,644
                                                                     -------
          Total liabilities and members' equity...................   $ 9,614
                                                                     =======

                            See accompanying notes.

                           NORTHCOAST HOTELS, L.L.C.

                           STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                                (IN THOUSANDS)

                                                            April 2, 1996
                                               Three        (inception of
                                               Months        operations)
                                               Ended           through
                                            September 30,    September 30,
                                                1996             1996
                                            -------------   --------------
Revenue:
  Rooms.................................        $10,395         $18,115
  Food and beverage.....................          3,964           7,201
  Telephone and other...................            869           1,576
                                                -------         -------
     Total revenue......................         15,228          26,892
                                                -------         -------

Expenses:
  Departmental costs and other expenses.          5,938          10,577
  Participating lease payments..........          4,770           8,077
  General and administrative............          1,235           2,218
  Ground lease expense..................            289             567
  Repairs and maintenance...............            757           1,378
  Utilities.............................            580             937
  Marketing.............................          1,091           1,880
                                                -------         -------
     Total expenses.....................         14,660          25,634
                                                -------         -------
     Income before lessee income
      (expense).........................            568           1,258
                                                -------         -------
  Dividend and interest income..........             40              99
  Management fees.......................           (377)           (658)
  Depreciation and amortization.........            (13)            (21)
  Lessee general and administrative
   expenses.............................           (139)           (252)
                                                -------         -------
     Total lessee income (expense)......           (489)           (832)
                                                -------         -------
     Net income.........................        $    79         $   426
                                                =======         =======

                            See accompanying notes.

                           NORTHCOAST HOTELS, L.L.C.

                         STATEMENT OF MEMBERS' EQUITY
                                  (UNAUDITED)
                                (IN THOUSANDS)


                                                       APRIL 2, 1996
                                                       (INCEPTION OF
                                                        OPERATIONS)
                                                          THROUGH
                                                        SEPTEMBER 30,
                                                            1996
                                                       --------------
Initial capitalization at inception..................      $ 3,300
Distributions........................................          (82)
Notes receivable from members........................       (1,000)
Net income...........................................          426
                                                           -------
Balance, September 30, 1996..........................      $ 2,644
                                                           =======

                            See accompanying notes.

                           NORTHCOAST HOTELS, L.L.C.

                            STATEMENT OF CASH FLOWS
                                  (UNAUDITED)
                                (IN THOUSANDS)

                                                                  APRIL 2, 1996
                                                                  (INCEPTION OF
                                                                   OPERATIONS)
                                                                     THROUGH
                                                                  SEPTEMBER 30,
                                                                      1996
                                                                  -------------
Cash flows from operating activities:
     Net income...................................................   $   426
     Adjustments to reconcile net income to net cash provided
      by operating activities:
          Provision for losses on accounts receivable.............        30
          Depreciation and amortization...........................        21
     Increase in assets and liabilities:
          Accounts receivable.....................................    (3,706)
          Receivable from Patriot American Hospitality
           Partnership, L.P.......................................       (15)
          Inventories.............................................        (9)
          Prepaid expenses and other assets.......................      (438)
          Accounts payable........................................     1,107
          Accrued rent due to Patriot American Hospitality
           Partnership, L.P.......................................     1,771
          Due to affiliates.......................................       127
          Accrued payroll and benefits............................       698
          Guest deposits..........................................       183
          Accrued expenses and other liabilities..................     1,244
          FF&E Reserve due to Patriot American Hospitality
           Partnership, L.P.......................................       636
                                                                     -------
Net cash provided by operating activities.........................     2,075
                                                                     -------
Cash flows from investing activities:
     Purchase of equipment........................................        (7)
     Payment of organization costs and capitalized lease costs....      (458)
     Payment for deferred purchase consideration..................      (785)
                                                                     -------
Net cash used in investing activities.............................    (1,250)
                                                                     -------

Cash flows from financing activities:
     Cash received from assumption of operating liabilities.......       932
     Payments for capital improvements on behalf of owner.........       (68)
     Capital contributions........................................     1,475
     Distributions................................................       (82)
                                                                     -------
Net cash provided by financing activities.........................     2,257
                                                                     -------
Net increase in cash and cash equivalents.........................     3,082
                                                                     -------
Cash and cash equivalents at end of period........................   $ 3,082
                                                                     =======
Supplemental Disclosure of Non-Cash Investing and
  Financing Activities:
     Contribution of Operating Partnership Units..................   $   825
                                                                     =======
     Inventory received in exchange for a liability to
       Patriot American Hospitality Partnership, L.P..............   $   242
                                                                     =======
     Operating liabilities assumed in exchange for receivables
       from Patriot American Hospitality Partnership, L.P.........   $    30
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

                           NORTHCOAST HOTELS, L.L.C.

                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)
                            (DOLLARS IN THOUSANDS)

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

ORGANIZATION

     NorthCoast Hotels, L.L.C. ("NorthCoast"), was formed January 10, 1996 to lease and operate certain hotels owned by Patriot American Hospitality Partnership, L.P. (the "Operating Partnership"). At September 30, 1996, Patriot American Hospitality, Inc. (the "Company"), through its subsidiaries, owns approximately 86.2% of the Operating Partnership. NorthCoast, a Washington limited liability company, is owned jointly by Dunson NorthCoast L.L.C., Sterling Resources, Inc., WestCoast NC, Inc. (a subsidiary of WestCoast Hotels, Inc.), and the Thomas H. and Ann A. Childers Family Trust. NorthCoast will continue for a term of fifty years unless terminated earlier pursuant to the terms of the limited liability company agreement. In general, members are not personally liable for any debts or losses of NorthCoast that exceed their respective capital contribution, except as discussed in Note 2, and losses are generally allocated to the members in proportion to their capital contributions.

     NorthCoast began leasing five hotels on April 2, 1996. On April 5, 1996, May 22, 1996 and August 29,1996, NorthCoast and the Operating Partnership entered into three additional operating leases for three hotels which were acquired by the Operating Partnership. At September 30, 1996, NorthCoast leased eight hotels as follows:
                                                                          Guest
               Property Name                          Location            Rooms
     --------------------------------------   -------------------------   -----
     Hyatt Regency Lexington                  Lexington, Kentucky          365
     Hyatt Newporter                          Newport Beach, California    410
     Plaza Park Suites                        Seattle, Washington          193
     The Roosevelt Hotel                      Seattle, Washington          151
     Valley River Inn                         Eugene, Oregon               257
     WestCoast Gateway Hotel                  Seattle, Washington          145
     WestCoast Long Beach Hotel and Marina    Long Beach, California       192
     WestCoast Wenatchee Center Hotel         Wenatchee, Washington        147


     Each hotel is leased by the Operating Partnership to NorthCoast under separate participating operating lease agreements. Seven of the eight hotel leases contain cross-default provisions. These leases, which require NorthCoast to maintain a minimum net worth and adequate working capital, have an average term of eleven years and require payment of the greater of (1) minimum base rent or (2) participating rent based upon certain percentages of room revenue, food and beverage revenue, and telephone and other revenues of each of the hotels, plus certain additional charges, as applicable.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 1996 and the period April 2, 1996 (inception of operations) through September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. Significant accounting policies are summarized below.

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

                           NORTHCOAST HOTELS, L.L.C.

                                  (UNAUDITED)
                            (DOLLARS IN THOUSANDS)

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

Investments

     Investments consist of 31,074 units of limited partnership interest in the Operating Partnership ("OP Units"). The OP Units are subject to redemption rights which may be exercised, subject to certain restrictions, at any time after April 2, 1997, to cause the Operating Partnership to redeem each OP Unit for cash equal to the value of a share of Company common stock or, at the Company's election, the Company may purchase each OP Unit offered for redemption for one share of the Company's common stock. Under the participating lease agreements NorthCoast has collaterally assigned the OP Units to the Operating Partnership. NorthCoast accounts for its investment in the OP Units using the cost method of accounting. The OP Units are stated at lower of cost or market based upon the fair market value of the Company's common stock.

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

Concentration of Credit Risk

     Financial instruments which potentially subject NorthCoast to concentrations of credit risk consist principally of cash balances with banks in excess of Federal Deposit Insurance Corporation ("FDIC") insured limits, accounts

                           NORTHCOAST HOTELS, L.L.C.

                                  (UNAUDITED)
                            (DOLLARS IN THOUSANDS)

receivable from hotel customers and investments in OP Units. NorthCoast places its cash with high quality financial institutions, however, at September 30, 1996, NorthCoast has cash balances with banks in excess of FDIC insured limits. Management believes the credit risk related to these deposits is minimal. Concentrations of credit risk with respect to accounts receivable from hotel customers are limited due to the large number of customers and their dispersion across many hotels and geographies. Concentrations of credit risk with respect to investments in OP Units exist to the extent of potential fluctuations in the value of the Company's common stock. Management believes the credit risk related to the OP Units is minimal.

2.  MEMBERS' EQUITY:

Initial Capitalization

     Each of the four members is required to contribute $825 to NorthCoast. Contributions can be in the form of cash or other property. At September 30, 1996, cash contributions of $1,475 and OP Units of $825 have been received.

     In addition, notes receivable, bearing interest at 7% per annum, have been received from Sterling Resources, Inc. in the amount of $225 and from Thomas H. Childers in the amount of $825. The note receivable from Sterling Resources, Inc., which is unsecured, is due in two installments with $50 paid July 31, 1996 and the balance due December 31, 1996. The note receivable from Thomas H. Childers is due October 31, 1998, and can be paid with either cash or OP Units. This note is secured by an approximate 12.6% interest in LeParc Investment
Group, LLC (the "LeParc Entity").   These notes receivable from members have
been offset against members' equity in the accompanying financial statements. Interest income of $18 and $36 was earned for the three months ended September 30, 1996 and during the period April 2, 1996 through September 30, 1996, respectively.

Minimum Net Worth

     Under the terms of the participating lease agreements, NorthCoast is required to maintain minimum net worth, as defined, equal to the greater of (i) $2,929, or (ii) beginning in 1997, 20% of the projected annual lease payments for all hotels leased. The minimum net worth must be composed of certain components in specified minimum amounts, including at least 15% in cash or certain cash equivalents. No more than 25% of the minimum net worth can be composed of a promissory note secured by an interest in the LeParc Entity. NorthCoast is also required to maintain ownership of shares of common stock of the Company or OP Units of the Operating Partnership with a value of $825.

3.  COMMITMENTS AND RELATED PARTY TRANSACTIONS:

Participating Lease Commitments

     At September 30, 1996, NorthCoast has future lease commitments to the Operating Partnership under the participating lease agreements through the year 2008. Minimum future rental payments under these noncancellable operating leases are as follows:

               Year Ending December 31,            Amount
               ------------------------           --------
               1996.............................  $  3,862
               1997.............................    15,795
               1998.............................    15,467
               1999.............................    15,467
               2000.............................    15,467
               Thereafter.......................    85,629
                                                  --------
                                                  $151,687
                                                  ========

     NorthCoast incurred rents of $4,770 for the three months ended September 30, 1996 and $8,077 during the period April 2, 1996 through September 30, 1996. At September 30, 1996, NorthCoast owed the Operating Partnership

                           NORTHCOAST HOTELS, L.L.C.

                                  (UNAUDITED)
                            (DOLLARS IN THOUSANDS)

$1,771 for rents under the terms of the participating leases, including (i) deferred rent of $448 payable ratably over the remainder of 1996, which bears interest at 9.75%, and (ii) $51 payable based on the acheivement of certain performance criteria at one hotel, with 50% payable in 1998 and the remainder payable in 1999.

     Under the participating lease agreements, NorthCoast is obligated to return to the Operating Partnership the inventory at each of the hotels at the end of the related lease term. As of September 30, 1996, the balance of the inventory due to the Operating Partnership was $242. In addition, two of the hotels are managed by Hyatt Corporation ("Hyatt"). Under the terms of the hotel management agreements, Hyatt is required to fund a percentage of the hotel gross revenues to a reserve account for the future acquisition of furniture, fixtures and equipment (the "FF&E Reserve"). At September 30,1996, the FF&E Reserve payable to the Operating Partnership was $636.

Management and Franchise Agreements

     Six of the eight hotels leased by NorthCoast are managed by WestCoast Hotels, Inc. ("WestCoast Hotels"), and are operated under a franchise agreement with WestCoast Marketing, Inc. WestCoast Hotels receives a hotel management fee per hotel of $2 per month in 1996 for four of the six hotels and 1% of gross room revenue, as defined, for the WestCoast Long Beach Hotel and Marina and the Valley River Inn. All management fees payable to WestCoast Hotels greater than 1% of hotel revenues are subordinate to NorthCoast's obligations to the Operating Partnership under the terms of the participating lease agreements. WestCoast Marketing, Inc. receives a franchise fee of 2.5% of gross room revenues, as well as certain reservation fees in connection with the use of the WestCoast brand. Two of the eight hotels are managed by Hyatt and include an asset management agreement with WestCoast Hotels. WestCoast Hotels receives an asset management fee in 1996 on the Hyatt Regency Lexington of $6 per month and on the Hyatt Newporter of $2 per month.

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

                           NORTHCOAST HOTELS, L.L.C.

                                  (UNAUDITED)
                            (DOLLARS IN THOUSANDS)

Employment and Other Agreements

     NorthCoast has entered into an employment agreement with Thomas H. Childers, pursuant to which Mr. Childers serves as President of NorthCoast for a term of five years at an initial annual base compensation of $120.

     NorthCoast fully reimburses WestCoast Hotels for office space it occupies within the corporate offices of WestCoast Hotels and for the payroll and related costs WestCoast Hotels administers on behalf of NorthCoast. As of September 30, 1996, the amount paid to WestCoast Hotels for these costs was $6 for the three months ended September 30, 1996 and $12 during the period April 2, 1996 through September 30, 1996.

4.  PRO FORMA FINANCIAL INFORMATION:

     The following unaudited pro forma statements of operations are presented as if the leases and the operation of the eight hotels leased by NorthCoast had commenced on January 1, 1995. The unaudited pro forma statements of operations are not necessarily indicative of what the actual results of operations of NorthCoast would have been assuming such operations had commenced as of January 1, 1995, nor do they purport to represent the results of operations for future periods. Pro forma lessee expenses represent management fees and estimated lessee overhead expenses and exclude pro forma dividend income on 31,074 OP Units and interest income associated with working capital balances.

                                                 NINE MONTHS ENDED SEPTEMBER 30,
                                                 -------------------------------
                                                     1995               1996
                                                 ------------       ------------
                                                         (IN THOUSANDS)
Revenue:
     Rooms.....................................     $27,048           $30,653
     Food and beverage.........................      12,534            13,877
     Telephone and other.......................       2,175             2,572
                                                    -------           -------
          Total revenue........................      41,757            47,102
                                                    -------           -------
Expenses:
     Departmental costs and expenses...........      17,357            19,871
     Participating lease payments..............      11,740            13,101
     General and administrative................       3,324             4,335
     Ground lease expense......................         667               856
     Repairs and maintenance...................       2,265             2,630
     Utilities.................................       1,578             1,717
     Marketing.................................       3,020             3,400
     Insurance.................................         218               206
                                                    -------           -------
          Total expenses.......................      40,169            46,116
                                                    -------           -------
Income before lessee expenses..................       1,588               986
Lessee expenses................................         992             1,359
                                                    -------           -------
     Net income (loss).........................     $   596           $  (373)
                                                    =======           =======


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The accompanying discussion and analysis of financial condition and results of operations is based on the consolidated financial statements of the Company, the financial statements of CHC Lease Partners, Inc. ("CHC Lease Partners"), the combined historical financial statements of the Initial Hotels, and the financial statements of NorthCoast Hotels, L.L.C. ("NorthCoast") which are included elsewhere in this Quarterly Report. The following discussion and analysis should be read in conjunction with the accompanying financial statements and related notes thereto. This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Security Exchange Act of 1934, as amended. The Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause a difference include, but are not limited to, the Company's dependence upon rental payments from the Lessees for substantially all the Company's income and the dependence upon the abilities of the Lessees and Operators to manage the hotels, risks associated with the hotel industry and real estate markets in general, and risks associated with debt financing.

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

  The Operating Partnership used approximately $263,600,000 of the net proceeds from the Company to acquire 20 hotel properties with a total of 4,206 guest rooms (the "Initial Hotels") from various entities and repay existing mortgages and other indebtedness of the Initial Hotels. In addition, in connection with the Initial Offering, the Company closed on a Line of Credit with Paine Webber Real Estate Securities, Inc. ("Paine Webber Real Estate") to be utilized primarily for the acquisition of additional hotels, renovation of certain hotels and for working capital. Since the Initial Offering, the Company has invested approximately $388,114,000 in the acquisition of hotel properties (including purchase prices and acquisition-related expenses).

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

  In April 1996, the Company acquired the six hotel WestCoast Portfolio for approximately $75,630,000 in cash and 331,577 OP Units, valued at approximately $8,800,000 at the closing of the acquisition. The portfolio includes the

194-suite Plaza Park Suites, the 151-room Roosevelt Hotel and the 145-room WestCoast Gateway Hotel, all in Seattle, Washington; the 410-room Hyatt Newporter in Newport Beach, California; the 192-room West Coast Long Beach Hotel and Marina in Long Beach, California; and the 147-room WestCoast Wenatchee Center Hotel in Wenatchee, Washington. The cash portion of the purchase was financed primarily with funds drawn on the Line of Credit.

  In May 1996, the Company acquired the 365-room Hyatt Regency in Lexington, Kentucky for approximately $14,320,000 in cash. In June 1996, the Company acquired the 180-room Doubletree Denver/Boulder in Westminster (Denver), Colorado for approximately $12,520,000 in cash. These purchases were financed primarily with funds drawn on the Line of Credit.

  In July 1996, the Company acquired the 472-room Wyndham Greenspoint Hotel located in Houston, Texas and the 191-room Wyndham Garden-Midtown located in Atlanta, Georgia for approximately $61,242,000 (including acquisition related expenses) and 17,036 OP Units valued at approximately $500,000 at the time of the acquisition. In addition, the Company may be obligated to pay up to $3,000,000 of additional consideration upon the achievement of certain future operating results of these hotels which management considers unlikely. In connection with the acquisition, the Company agreed to maintain at least $22,000,000 of debt on the Wyndham Greenspoint Hotel (the "Greenspoint Loan") until the end of 1999. Paine Webber Real Estate Services, Inc. has extended the $22,000,000 loan on economic terms similar to the Line of Credit.

  In August 1996, the Company acquired the 492-room Bonaventure Hotel & Spa (the "Bonaventure") a full service spa, resort and conference facility located in Fort Lauderdale, Florida for approximately $19,656,000, including approximately $3,456,000 relating to the assumption of operating liabilities and acquisition costs. In addition during August 1996, the Company acquired the 257-room Valley River Inn located in Eugene, Oregon for approximately $19,053,000 including acquisition costs. These purchases were financed primarily with funds drawn on the Line of Credit.

  During September 1996, the Company entered into three partnership agreements with DTR PAH Holdings, Inc. ("DTR"), an affiliate of Doubletree Hotels Corporation, whereby the Operating Partnership owns a 90% general partnership interest and DTR owns a 10% limited partnership interest in three partnerships. The partnerships, formed for the purpose of acquiring certain hotel properties, are PAH-DT Tallahasse Partners, L.P. ("Tallahassee Partners"), PAH-DT Chicago O'Hare Partners, L.P. ("Chicago Partners") and PAH-DT Miami Airport Lakes Partners, L.P. ("Miami Partners").

  Tallahassee Partners acquired the 244-room Capitol Plaza Holiday Inn in Tallahasse, Florida for approximately $11,186,000, including acquisition related costs. Chicago Partners acquired the 242-room Holiday Inn Des Plaines Hotel in Des Plaines, Illinois located near the Chicago O'Hare International Airport for approximately $8,539,000, including acquisition related costs. Miami Partners acquired the 264-room Holiday Inn-Miami Lakes Hotel in Miami, Florida located within the Blue Lagoon area near the Miami International Airport for
approximately $12,513,000, including acquisition related costs.   The Company
plans to spend an aggregate of approximately $12,000,000 to renovate the hotels. Once the renovations are complete the hotels will be renamed and rebranded with the Doubletree and Doubletree Club brands. These acquisitions were financed with a combination of cash and funds drawn on the Line of Credit.

  PAH Windwatch, LLC, ("PAH Windwatch"), a Delaware limited liability corporation, of which the Company owns an approximate 99% non-voting ownership interest, acquired the 362-room Marriott WindWatch Hotel located in Hauppauge (Long Island), New York for approximately $31,102,000, including related acquisition costs, in September 1996. The Company's investment in PAH Windwatch of approximately $6,217,000 is evidenced by a promissory note. The Company advanced to PAH Windwatch $31,400,000 in a first lien mortgage note for the purchase of the hotel. The funding of the mortgage note was paid for primarily with funds drawn on the Line of Credit.

  The Company also acquired the 184-room Mayfair Suites Hotel, a full service hotel located in St. Louis, Missouri for approximately $8,810,000, including related acquisition costs, in September 1996. The acquisition was primarily financed with funds drawn on the Line of Credit.

  As of September 30, 1996, the Company, through the Operating Partnership, PAH Ravinia, PAH Windwatch and other partnerships, owned 42 hotel properties in 16 states with an aggregate 10,246 guest rooms (the "Hotels"). The Hotels are diversified by franchise or brand affiliation and serve primarily major U.S. business centers, including Atlanta, Boston, Chicago, Cleveland, Dallas, Denver, Houston, Miami, New York and Seattle. In addition to hotels catering primarily to business travelers, the Hotels include prominent hotels in major tourist destinations, including New Orleans, San Antonio, Fort Lauderdale and San Diego. The Hotels include 35 full service hotels, 5 limited service hotels, an executive conference center and a resort property. Thirty-three of the Hotels are operated under franchise or brand affiliations with nationally recognized hotel companies.

  In order for the Company to qualify as a REIT, neither the Company nor the Operating Partnership can operate hotels. Therefore, the Operating Partnership leases each of the Hotels, except the Crowne Plaza Ravinia Hotel and the Marriott WindWatch Hotel, to lessees that are independent of the Company (the "Lessees") pursuant to separate Participating Leases for staggered lease terms of ten to twelve years. The Participating Leases provide for the payment of the greater of base rent or participating rent, plus certain additional charges which vary with the Participating Lease. Twenty-four of the Hotels are leased to CHC Lease Partners; the hotels in the WestCoast Portfolio, the Hyatt Regency and the Valley River Inn are leased to NorthCoast; DTR North Canton, Inc. (the" Doubletree Lessee") leases four of the Hotels including the Doubletree Westminster and the Hotels acquired by Tallahassee Partners, Chicago Partners and Miami Partners; Crow Hotel Lessee, Inc. (the "Wyndham Lessee") leases the Wyndham Greenspoint Hotel and the Wyndham Garden-Midtown; Metro Hotels Leasing Corporation ("Metro Lease Partners") leases the Embassy Suites Hotel; and Mayfair Leasing, LLC, (the "Mayfair Lessee") leases the Mayfair Suites Hotel. The Crowne Plaza Ravinia Hotel and the Marriott WindWatch Hotel acquisitions were structured without lessees for reasons specific to each acquisition. As a result, the Company receives its income from these Hotels' operations as income from unconsolidated subsidiaries instead of lease income.

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

  The Lessees, PAH Ravinia and PAH Windwatch in turn have entered into separate management agreements with Operators to operate the Hotels. CHC Lease Partners has entered into management agreements whereby 23 of the Hotels are managed by affiliates of CHC Lease Partners and one Hotel is managed by Metro Hotels Joint Venture ("Metro Hotels"), an affilate of Metro Lease Partners. NorthCoast has entered into management agreements whereby WestCoast Hotels, Inc. ("WestCoast Hotels"), a hotel management company affiliated with NorthCoast, manages each of the hotels in the WestCoast Portfolio except the Hyatt Newporter Hotel and the Hyatt Regency in Lexington. The Hyatt Newporter Hotel and the Hyatt Regency in Lexington are managed by Hyatt Corporation ("Hyatt") pursuant to separate management agreements between NorthCoast and Hyatt. Metro Lease Partners has entered into a management agreement with Metro Hotels to manage the Embassy Suites in Hunt Valley, Maryland. The Doubletree Lessee has entered into a management agreement with a subsidiary of Doubletree Hotels to manage the four hotels leased by the Doubletree Lessee. The Wyndham Lessee has entered into management agreements with an affiliate of Wyndham Hotels Corporation to manage the two hotels leased by the Wyndham Lessee, and Mayfair Lessee has entered into a management agreement with Grand Heritage Hotels Corporation to manage the hotel leased by the Mayfair Lessee. The Crowne Plaza Ravinia is being managed by Holiday Inns, Inc. pursuant to a management agreement between PAH Ravinia and Holiday Inns, Inc. The Marriot WindWatch Hotel is being managed pursuant to a management agreement between PAH Windwatch and Marriott International, Inc.

  Additionally during the third quarter of 1996, the Company completed a public offering (the Follow-on Offering") of 6,146,740 shares of its common stock (including 646,740 shares of common stock issued upon exercise of the underwriters' over-allotment option). The offering price of all of the shares in the Follow-on Offering was $28.25 per share, resulting in net proceeds (less underwriter's discount and offering expense ) of approximately $160,222,000 of which approximately $151,963,000 was used by the Company to reduce the amounts outstanding under the Line of Credit.

RECENT DEVELOPMENTS

  In October 1996, the Company entered into a binding agreement to acquire California Jockey Club and Bay Meadows Operating Company for $33.00 per share in cash or .9635 shares of the Company's stock. The shares of California Jockey Club, a real estate investment company, and Bay Meadows, a real estate management and operating company (together, "Cal Jockey and Bay Meadows"), are paired and trade as a single unit. Based on approximately 5.9 million fully diluted paired shares of Cal Jockey and Bay Meadows outstanding, the acquisition is valued at approximately $195,000,000. Pursuant to the agreement, the Company has advanced $2,900,000 to California Jockey Club of the payment of a breakup fee which is due upon termination of a prior acquisition agreement. Under the terms of the agreement, the Company is entitled to repayment of the $2,900,000 advance plus a $5,000,000 fee if the acquisition agreement is terminated.

  The Company has also entered into non-binding purchase and sale agreements to acquire the 147-room historic Tutwiler Hotel in Birmingham, Alabama for a purchase price of approximately $10,400,000 in cash and OP Units valued at approximately $600,000; the 124-room historic Union Station Hotel in Nashville, Tennessee for a purchase price of approximately $9,100,000 in cash and OP Units valued at approximately $600,000; and the 189-room Howard Johnson Pickwick Hotel in San Fransico, California for a purchase price of approximately $14,475,000.

  The acquisition of Cal Jockey and Bay Meadows, the above-described hotels or any other properties is subject to a number of contingencies, including, among other things, the satisfactory completion of the Company's due diligence investigation of the transactions, the negotiation of a definitive acquisition agreement and obtaining financing and/or Line of Credit lender approval, as applicable. Accordingly, there can be no assurance that the acquisition of Cal Jockey and Bay Meadows, the above-described hotels or any other properties will be consummated.

RESULTS OF OPERATIONS OF THE COMPANY

Actual (for the Nine Months Ended September 30, 1996)

  For the nine months ended September 30, 1996, the Company earned $52,735,000 in Participating Lease revenue from the Lessees, which is net of leasing cost amortization of $76,000. Interest and other income, which was $412,000 for the period, consisted primarily of interest income earned on invested cash balances of the Company's capital improvement reserves. Depreciation and amortization for the period was $11,628,000. Real estate and personal property taxes and insurance for the period were $4,452,000 and rent payments on ground leases were $711,000. General and administrative expenses were $3,273,000 (including amortization of unearned stock compensation of $630,000). The Company reported $4,481,000 of interest expense for the period which consists of $4,168,000 of interest incurred on the Line of Credit balance outstanding, $40,000 of other interest expense and $273,000 of amortization of deferred financing costs. The Company's share of income from unconsolidated subsidiaries was $4,377,000. The minority interests' share of income of the Company was $5,144,000 (representing the minority partners' interest in the Operating Partnership of $5,142,000 and in other partnerships of $2,000). The resulting net income applicable to common shareholders was $27,835,000.

Pro Forma

  For the nine months ended September 30, 1996, the Company's pro forma lease revenue increased 6.7% to $69,728,000 in 1996 from $65,328,000 for 1995, reflecting improvements in average room rates at the Hotels during 1996 (see pro forma Results of Operations of Lessees below). Total pro forma expenses increased from $34,054,000 for the nine months ended September 30, 1995 to $35,556,000 for the nine months ended September 30, 1996, an increase of $1,502,000, or 4.4%. This increase is primarily attributable to pro forma general and administrative expense, which increased by $899,000 in 1996 compared to 1995 as a result of increases in staffing, cost of amortization of unearned stock compensation, and certain professional fees and consultant costs. Pro forma real estate taxes and personal property taxes and casualty insurance increased by $315,000. Depreciation and amortization increased by $700,000. Interest expense decreased by $433,000 as a result of decreases in the 30-day LIBOR rate (for the first nine months of 1996 as compared to the first nine months of 1995) upon which the Line of Credit interest rate is based. In addition, the Company's pro forma equity in earnings of its unconsolidated subsidiaries increased from $3,351,000 for the first nine months of 1995 to $5,748,000 for the first nine months of 1996 as a result of improvement in operating results of the Crowne Plaza Ravinia Hotel and the Marriott WindWatch Hotel. As a result of the above, pro forma net income increased to $34,655,000 in 1996 from $29,723,000 in 1995.

Funds from Operations

  Funds from Operations (as defined and computed below) was $19,546,000 for the three months ended September 30, 1996 and $46,129,000 for the nine months ended September 30, 1996. On a pro forma basis, Funds from Operations was $59,356,000 for the nine months ended September 30, 1996.

  The Company considers Funds from Operations to be a key measure of REIT performance. Funds from Operations represents net income (loss) (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring or sales of property, plus depreciation of real property, and after adjustments for unconsolidated partnerships, joint ventures and corporations. Adjustments for the Company's unconsolidated subsidiaries are calculated to reflect Funds from Operations on the same basis. The Company has also made certain adjustments to Funds from Operations for real estate related amortization. Funds from Operations should not be considered as an alternative to net income or other measurements under generally accepted accounting principles as an indicator of operating performance or to cash flows from operating, investing or financing activities as a measure of liquidity. Funds from Operations does not reflect working capital changes, cash expenditures for capital improvements or principal payments on indebtedness.

  The following reconciliation of net income to Funds from Operations for the quarter and the nine months ended September 30, 1996 illustrates the difference between the two measures of operating performance:

                                                     Three            Nine
                                                     Months          Months
                                                     Ended           Ended
                                                  September 30,   September 30,
                                                      1996            1996
                                                  --------------  --------------
Net income......................................     $12,024         $27,835
Add:
  Minority interest in Operating Partnership....       2,168           5,142
  Depreciation of buildings and improvements
   and furniture, fixtures and equipment........       4,814          11,539
  Amortization of franchise fees................          22              66
  Amortization of capitalized lease costs.......          30              76
Adjustments for funds from operations of
 unconsolidated subsidiaries:
  Equity in earnings of unconsolidated
   subsidiaries.................................      (1,772)         (4,377)
  Funds from Operations of unconsolidated
   subsidiaries.................................       2,260           5,848
                                                     -------         -------
Funds from Operations...........................     $19,546         $46,129
                                                     =======         =======
The Company's share of Funds from
 Operations.....................................     $16,562         $38,933
                                                     =======         =======
Fully diluted weighted average shares
 and OP Units outstanding.......................      23,405          19,691
                                                     =======         =======
Weighted average number of common shares and
 common share equivalents outstanding...........      19,904          16,677
                                                     =======         =======

RESULTS OF OPERATIONS OF THE LESSEES

Actual (for the Nine Months Ended September 30, 1996)

     CHC Lease Partners. For the nine months ended September 30, 1996, CHC Lease Partners had room revenues of $81,869,000 from the 24 Hotels it leases. Food and beverage, conference center and other revenues were $34,163,000 for the period. Participating Lease payments and hotel operating expenses were $40,068,000 and $72,928,000, respectively, and net income was $1,048,000.

     NorthCoast. For the period April 2, 1996 (inception of operations) through September 30, 1996, NorthCoast had room revenues of $18,115,000 from the eight Hotels it leases. Food and beverage, and other revenues were $8,777,000 for the period. Participating Lease payments and hotel operating expenses were $8,077,000 and $17,557,000, respectively, and net income was $426,000.

     Combined Lessees (CHC Lease Partners, NorthCoast, Metro Lease Partners, Doubletree Lessee, Wyndham Lessee and Mayfair Lessee combined). For the nine months ended September 30, 1996, the combined Lessees had room revenues of $109,099,000. Food and beverage, conference center and other revenues were $46,809,000 for the period. Participating Lease payments and hotel operating expenses were $52,735,000 and $98,541,000, respectively, and net income was $1,382,000.

Pro Forma Comparison of the Nine Months Ended September 30, 1996 and 1995

     CHC Lease Partners. Pro forma room revenue increased from $85,689,000 in 1995 to $90,984,000 in 1996, an increase of $5,295,000 or 6.2%. Pro forma average occupancy decreased from 72.0% in 1995 to 70.7% in 1996 as part of the business plan which raised average daily rates by 8.0%, from $78.77 in 1995 to $85.08 in 1996. The result was a 6.0% increase in pro forma revenue per available room from $56.74 in 1995 to $60.13 in 1996. This overall increase in revenue per available room was net of decreases at certain hotels. The hotels continue to benefit from improvement in market conditions in the U.S. lodging industry and completion of renovations at certain of the hotels. Four of the Initial Hotels completed renovations in 1995 that were begun in 1994.

     Pro forma food and beverage revenue decreased from $31,196,000 in 1995 to $30,689,000 in 1996, a total of $507,000, a decrease of 1.6% due to lower occupancies. Pro forma conference center revenue decreased from $1,858,000 to $1,652,000, a decrease of $206,000, or 11.1%, due primarily to decreased conference facility utilization in 1996 compared to 1995. Telephone and other revenue increased from $9,169,000 to $9,617,000, an increase of $448,000, or 4.9%, due primarily to higher forfeitures of deposits on room cancellations and as a result of the Olympic games held in Atlanta in July 1996.

     Pro forma Participating Lease payments were $42,782,000 for 1996 compared to $40,194,000 in 1995, an increase of 6.4%. Pro forma hotel operating expenses increased from $86,595,000 to $87,631,000, an increase of $1,036,000 or 1.2%.
Of this amount, $473,000 was attributable to a 1.0% increase in departmental costs and expenses, primarily salaries and benefits. Pro forma general and administrative expenses increased $505,000, or 4.5%, due to higher salaries and benefits costs. Pro forma marketing expenses increased $158,000, or 1.3%, as a result of increased marketing efforts at newly renovated hotels. Pro forma hotel operating expenses as a percentage of total revenue decreased from 67.7% in 1995 to 66.0% in 1996.

     Lessee expenses, which on a pro forma basis consist of management fees and overhead expenses, increased by $273,000 which is primarily attributable to increased management fees resulting from higher revenues. CHC Lease Partners' pro forma net loss was $211,000 in 1995 compared to net income of $922,000 in 1996.

     NorthCoast. Pro forma room revenue increased from $27,048,000 in 1995 to $30,653,000 in 1996, an increase of $3,605,000 or 13.3%. Pro forma average occupancy remained relatively stable, decreasing from 70.2% in 1995 to 70.0% in 1996. Pro forma average daily rates increased by 6.0%, from $81.38 in 1995 to $86.25 in 1996. The result was a 5.6% increase in pro forma revenue per available room from $57.16 in 1995 to $60.34 in 1996.

     Pro forma food and beverage revenue and telephone and other revenue increased from $14,709,000 to $16,449,000, a total of $1,740,000, an increase of 11.8%, as a result of increased catering and convention business.

     Pro forma Participating Lease payments were $13,101,000 for 1996 compared to $11,740,000 in 1995, an increase of 11.6%. Pro forma hotel operating expenses increased from $28,429,000 to $33,015,000, an increase of $4,586,000 or 16.1%. Of this amount, $2,514,000 was attributable to a 14.5% increase in departmental costs and expenses, primarily salaries and benefits. General and administrative expenses increased $1,011,000, or 30.4%, due to higher salaries and benefits costs. Pro forma hotel operating expenses as a percentage of total revenue increased from 68.1% in 1995 to 70.1% in 1996. The operating expenses for the NorthCoast hotels include ground lease expense of $667,000 in 1995 and $856,000 in 1996 which represents 1.6% of total revenue in 1995 and 1.8% of total revenue in 1996.

     Lessee expenses, which on a pro forma basis consist of management fees and overhead expenses, increased by $367,000 which is primarily attributable to increased management fees resulting from higher revenues. NorthCoast's net income on a pro forma basis was $596,000 in 1995 compared to a net loss of $373,000 in 1996.

     Combined Lessees (CHC Lease Partners, NorthCoast, Metro Lease Partners, Doubletree Lessee, Wyndham Lessee and Mayfair Lessee combined). On a combined basis, pro forma room revenue from the hotels was $151,176,000 for the nine months ended September 30, 1996, an increase of 7.0% from $141,253,000 in the first nine months of 1995. Pro forma average occupancy for all leased hotels decreased 1.7%, from 71.8% for the first nine months of 1995 to 70.6% in 1996. However, pro forma average daily rates increased 7.0%, from $77.61 in 1995 to $83.08 in 1996, resulting in a 5.3% growth in revenue per available room from $55.70 in 1995 to $58.66 in 1996. Food and beverage, conference center and other revenues increased 2.3% to $71,597,000 for 1996 compared to $69,960,000 for 1995. Combined pro forma Participating Lease payments were $69,728,000 for 1996 compared to $65,328,000 in 1995, a 6.7% increase. Hotel operating expenses on a pro forma basis increased 4.5% to $150,220,000 for the nine months ended September 30, 1996 compared to $143,783,000 for 1995. Combined pro forma net loss for the nine months ended September 30, 1996 was $1,350,000 compared to $1,298,000 in 1995.

RESULTS OF OPERATIONS OF THE INITIAL HOTELS

     For the Nine Months Ended September 30, 1995. The Initial Hotels had room revenues of $65,192,000 for the nine months ended September 30, 1995. Average occupancy was 73.3% for the nine month period and the average daily rate was $77.15, which represents an increase over 1994. The increases in both occupancy and average daily rates were primarily due to improving conditions in the U.S. lodging industry, completion of renovations at eight of the Initial Hotels during 1994 and increased sales and marketing efforts. Food and beverage, conference center and other revenue for the period was $29,568,000, which represents a net increase compared to 1994 due primarily to increased occupancy rates.

     Departmental and other expenses (departmental costs and expenses, general and administrative, repairs and maintenance, utilities, marketing and management fees) for the period were $65,826,000, an increase from 1994 expense levels. However, as a percentage of total revenue, departmental and other expenses increased from 69.1% in 1994 to 69.5%. As a result, income before fixed expenses (calculated as total revenues less departmental and other expenses) was $28,934,000 or 30.5% of total revenue for the period, a 1.3% decrease from the 1994 average of 30.9%.

     Fixed expenses (composed of interest expense, real estate and personal property taxes, insurance, and depreciation and amortization), totaled $22,633,000 for the period, which represented an increase over 1994, due primarily to a one-time participating debt payment at the Bourbon Orleans Hotel of $1,242,000 as well as increased interest costs on new indebtedness incurred by the Initial Hotels in 1995. Net income for the period was $4,498,000 and reflects an extraordinary loss from debt extinguishment on the Bourbon Orleans Hotel of $1,803,000.

LIQUIDITY AND CAPITAL RESOURCES

     In May 1996, the maximum amount available under the Line of Credit was increased from $165,000,000 to $250,000,000 and certain modifications were made, thereby increasing the Company's ability to borrow under the Line of Credit. In connection with the acquisition of the Wyndham Greenspoint Hotel, the Company has obtained the $22,000,000 Greenspoint Loan from Paine Webber Real Estate. Borrowings under the Greenspoint Loan bear interest at a rate per annum equal to 30-day LIBOR plus 1.9%. In July 1996, the Line of Credit was further modified to provide that while the Greenspoint Loan is outstanding, the maximum amount that the Company may draw on the Line of Credit will be $228,000,000. The Line of Credit and the Greenspoint Loan are cross-defaulted. At September 30, 1996, the Company had approximately $91,592,000 outstanding on the Line of Credit.
The Line of Credit is collateralized by first mortgage liens on 25 of the Hotels and a second mortgage lien on the Wyndham Greenspoint Hotel. Borrowings under the Line of Credit bear interest at a rate per annum equal to 30-day LIBOR plus 1.9%.

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

     In addition, as discussed previously in "Background", the Company completed a Follow-on Offering of its common stock, the net proceeds of which have been utilized primarily to reduce amounts outstanding under the Line of Credit. The Company continues to evaluate other permanent sources of capital, including equity and long-term debt. It is expected that additional common or preferred stock offerings will be used both to acquire hotel properties and to limit the Company's overall debt to market capitalization ratio.

     The Company has entered into contracts to acquire a total of three hotels in the states of Alabama, Tennessee and California. These acquisitions are subject to various closing conditions and there can be no assurance that any or all of these proposed acquisitions will be consummated. The Company currently intends to use Line of Credit borrowings to acquire these assets. While no definitive agreements with respect to the acquisition of any additional hotels have been entered into, the Company expects additional acquisitions will be completed during the remainder of 1996, which will be funded through the Line of Credit borrowings or permanent debt or equity financing.

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

     Cash and cash equivalents as of September 30, 1996 were $7,004,000, including capital improvement reserves of $2,568,000. Additionally, $6,878,000 of the September 30, 1996 lease revenue receivable was paid by the Lessees in October 1996. Cash flows from operating activities of the Company was $40,000,000 for the nine months ended September 30, 1996, which primarily represents collection of rents under the Participating Leases, less the Company's operating expenses for the period. Cash flows used in investing activities in the amount of $317,562,000 resulted primarily from the acquisition of hotel properties. Cash flows from financing activities of $279,797,000 was primarily related to $104,092,000 in net borrowings on the Line of Credit, $160,222,000 of net proceeds from the Follow-on Offering and $39,417,000 of net proceeds from the private placement.

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

     The Company has budgeted $7,500,000 to fund capital expenditures, excluding renovations, at the Initial Hotels in 1996 and approximately $4,655,000 to complete recurring capital expenditures, excluding renovations in 1996 for hotels acquired subsequent to the Initial Offering. The $12,155,000 total exceeds anticipated reserves in 1996, as the Company has been required to complete certain capital improvements by franchisors (in connection with the transfer of franchise licenses) and has decided to accelerate certain capital improvements which were originally planned to be completed over a longer period. The budgeted capital expenditures also include upgrades of telephone systems, other major equipment purchases and improvements management believes will immediately enhance the revenue producing capabilities of certain of the hotels.

     In addition to the above expenditures, the Company also has plans to commence or complete renovation projects at several hotels during 1996, including the Crockett Hotel, the Tremont House Hotel, the Crowne Plaza Ravinia Hotel, the Del Mar Hilton Hotel, the WestCoast Long Beach Hotel and Marina, the Doubletree Denver/Boulder, the Wyndham Greenspoint Hotel, the Wyndham Garden - Midtown, the Bonaventure and the three hotels purchased in partnerships with DTR. Total renovation cost is expected to be approximately $39,950,000 (including approximately $9,500,000 to renovate the Tremont House Hotel and $10,000,000 to renovate the Bonaventure). The Company has spent approximately $3,536,000 of this amount from date of acquisition through September 30, 1996 and expects to spend the remainder in 1996 and early 1997.

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

                                    PART II


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a.      EXHIBITS:

        ITEM NUMBER         DESCRIPTION

        27.1                Financial Data Schedule


b.      REPORTS ON FORM 8-K:

        No reports on Form 8-K were filed during the quarter for which this report is filed .

                                   SIGNATURE

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  November 12, 1996


                                    PATRIOT AMERICAN HOSPITALITY, INC.



                                    By:  /s/ Rex E. Stewart
                                         ---------------------------------------
                                         Rex E. Stewart
                                         Executive Vice President and
                                         Chief Financial Officer
                                         (Authorized Officer and Principal
                                         Accounting and Financial Officer)