Form 10-K
period 1996-12-31
PATRIOT AMERICAN HOSPITALITY INC
filed 1997-03-26
CIK 948085

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

                    ANNUAL REPORT PURSUANT TO SECTION 13 OR
                 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

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


                                (972) 888-8000
             (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:

     Title of Each Class            Name of Each Exchange on Which Registered
     -------------------            -----------------------------------------
        Common Stock                         New York Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:
                                     None

        Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES [X] NO [ ]


        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [ ]

        The aggregate market value of the Registrant's common stock at March 19, 1997 held by those persons deemed by the registrant to be non-affiliates was approximately $1,068,040,000.

        The number of shares of common stock, no par value, of Patriot
American Hospitality, Inc. outstanding on March 19, 1997 was 43,613,496 (after restatement to reflect the impact of the 2-for-1 stock split effected in the form of a stock dividend distributed on March 18, 1997 to shareholders of record on March 7, 1997).

                      PATRIOT AMERICAN HOSPITALITY, INC.

                            FORM 10-K ANNUAL REPORT
                                     INDEX

                                                                  FORM 10-K
                                                                    REPORT
  ITEM NO.                                                           PAGE
  --------                                                       ------------
                                    PART I


     1. DESCRIPTION OF BUSINESS....................................   3
     2. PROPERTIES.................................................   8
     3. LEGAL PROCEEDINGS..........................................  17
     4. SUBMISSION OF MATTERS TO A VOTE OF
          SECURITY HOLDERS.........................................  17

                                    PART II

     5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S
          COMMON EQUITY AND RELATED STOCKHOLDER MATTERS............  18
     6. SELECTED FINANCIAL DATA....................................  19
     7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS......................  26
     8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA................  33
     9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
          ON ACCOUNTING AND FINANCIAL DISCLOSURE...................  33

                                    PART III
    10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.........  33
    11. EXECUTIVE COMPENSATION.....................................  36
    12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
          OWNERS AND MANAGEMENT....................................  39
    13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.............  41

                                    PART IV
    14. EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES,
          AND REPORTS ON FORM 8-K..................................  43

                                   SIGNATURES

                                    PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

  Patriot American Hospitality, Inc. (collectively with its subsidiaries, "Patriot"), a Virginia corporation, was formed April 17, 1995 as a self-administered real estate investment trust ("REIT") to continue and to expand the hotel acquisition, ownership, redevelopment and repositioning businesses of the Patriot American Group ("Patriot American"). Patriot completed an initial public offering (the "Initial Offering") of its common stock on October 2, 1995 and commenced operations. Patriot contributed substantially all of the net proceeds of the Initial Offering to Patriot American Hospitality Partnership, L.P. (the "Patriot Partnership") in exchange for an approximately 86.3% controlling ownership interest. The Patriot Partnership used a portion of the net proceeds from Patriot to acquire 20 hotel properties with a total of 4,206 guest rooms (the "Initial Hotels"). In consideration for the sale of the Initial Hotels, certain owners elected to receive a combination of cash and limited partnership interests in the Patriot Partnership. The limited partnership interests in the Patriot Partnership ("OP Units") received by such owners represented an approximately 13.7% equity interest in the Patriot Partnership at the time of the Initial Offering. In addition, in connection with the Initial Offering, Patriot closed on a line of credit (the "Line of Credit") with PaineWebber Real Estate Securities, Inc. ("PaineWebber Real Estate") to be utilized primarily for the acquisition of additional hotels, renovation of certain hotels and for working capital. The principal transactions in connection with the formation of Patriot and the acquisition of the Initial Hotels are referred to herein as the "Formation Transactions."

  In March 1997, Patriot executed a 2-for-1 stock split in the form of a stock dividend (see Recent Developments - Stock Split). Unless otherwise indicated, all references hereafter to outstanding shares, per share amounts, market prices of Patriot's common stock and options to purchase common stock give effect to the 2-for-1 stock split.

  In 1995, Patriot used the balance of the proceeds from the Initial Offering, together with proceeds from the Line of Credit, to finance acquisitions of two additional hotel investments, provide for renovations to existing hotels and for working capital.

  During the first quarter of 1996, Patriot acquired three additional hotel properties, utilizing cash drawn on its Line of Credit and issuing 167,012 OP Units in connection with certain of the purchases.

  During the second quarter of 1996, Patriot acquired eight additional hotel properties, utilizing cash drawn on its Line of Credit and issuing 331,577 OP Units in connection with certain of the purchases. In addition, in May 1996, Patriot sold an aggregate of approximately $40 million of securities (consisting of both common stock and preferred OP Units) to an institutional investor (the "Private Placement"). The proceeds of the Private Placement were used primarily to repay borrowings under the Line of Credit.

  During the third quarter of 1996, Patriot completed a public offering (the "Follow-on Offering) of 12,293,400 shares of common stock, using approximately $152 million of the net proceeds to reduce amounts outstanding under the Line of Credit. Patriot acquired nine additional hotel properties during the quarter, utilizing primarily cash drawn on its Line of Credit and issuing 17,036 OP Units in connection with the purchase of one of the hotel properties.

  During the fourth quarter of 1996, Patriot acquired four additional hotel properties, utilizing primarily cash drawn on its Line of Credit and issuing 85,078 OP Units in connection with the purchase of one of the hotel properties. As a result of the transactions described above, as of December 31, 1996, Patriot owned 46 hotels in 18 states with an aggregate of 11,340 guest rooms (the "Hotels") and owned an approximate 87.3% interest in the Patriot Partnership.

  Patriot leases each of its Hotels, except the Crowne Plaza Ravinia Hotel and the Marriott WindWatch Hotel, which are separately owned through special purpose corporations, to lessees that are responsible for operating the hotels (the "Lessees"). Patriot leases 24 of the Hotels to CHC Lease Partners for staggered terms of ten to twelve years pursuant to separate participating leases providing for the payment of the greater of base or participating rent, plus certain additional charges, as applicable (the "Participating Leases"). Nine of the Hotels are leased to NorthCoast Hotels, L.L.C. ("NorthCoast") under similar Participating Lease agreements. DTR North Canton, Inc. (the "Doubletree Lessee"), a subsidiary of Doubletree Hotels Corporation, leases six hotels and Crow Hotel Lessee, Inc. (the "Wyndham Lessee") leases two hotels under similar Participating Lease agreements. Grand Heritage Leasing, L.L.C. (the "Grand Heritage Lessee") leases two hotels and Metro Lease Partners, Inc. ("Metro Lease Partners") leases one hotel under similar

Participating Lease agreements. The Crowne Plaza Ravinia Hotel and the Marriott WindWatch Hotel acquisitions were structured without lessees.

  The Lessees and the special purpose corporations that own the Crowne Plaza Ravinia Hotel and the Marriott WindWatch Hotel in turn have entered into separate management agreements (the " Management Agreements") with hotel management entities (the "Operators") to operate the Hotels.

RECENT DEVELOPMENTS

Proposed Merger

  On October 31, 1996, Patriot, California Jockey Club ("Cal Jockey") and Bay Meadows Operating Company ("Bay Meadows") entered into a binding acquisition agreement (the "October 31, 1996 Agreement") pursuant to which the parties agreed, subject to stockholder approval and other conditions, to engage in a business combination transaction. The parties subsequently entered into an Agreement and Plan of Merger, dated as of February 24, 1997 (the "Merger Agreement"), which by its terms supersedes the October 31, 1996 Agreement and more fully details the transactions to be consummated by the parties (the "Related Transactions").

  Cal Jockey operates as a REIT and is the owner of approximately 175 acres of land in San Mateo, California on which the Bay Meadows Racecourse (the "Racecourse") is situated. Cal Jockey leases the Racecourse facilities to Bay Meadows. Bay Meadows is a gaming and entertainment company engaged primarily in the business of conducting and offering pari-mutuel wagering (meaning that individuals wager against each other and not against the operator of the facility) on Thoroughbred horse racing at the Racecourse. In addition, Bay Meadows generates revenues from commissions on simulcast and off-track pari-mutuel wagering, admissions, parking, program sales and food and beverage concessions at the Racecourse. Since 1983, Cal Jockey's shares of common stock have been paired and trade together with the shares of common stock of Bay Meadows as a single unit on the American Stock Exchange pursuant to a stock pairing arrangement (referred to herein as a "paired share" ownership structure).

  Pursuant to the Merger Agreement, among other things, Patriot will merge with and into Cal Jockey (the "Merger"), with Cal Jockey being the surviving company. Upon completion of the Merger, Cal Jockey's name will be changed to Patriot American Hospitality, Inc. ("New Patriot REIT") and Bay Meadow's name will be changed to Patriot American Hospitality Operating Company ("New Patriot Operating Company"). In connection with the Merger, Bay Meadows will form an operating partnership (the "New Patriot Operating Partnership") into which Bay Meadows will contribute its assets in exchange for limited partnership units of the New Patriot Operating Partnership, and Cal Jockey will contribute certain of its assets to the Patriot Partnership in exchange for OP Units of the Patriot Partnership. Upon completion of the Merger and the Related Transactions, substantially all of the operations of New Patriot REIT and New Patriot Operating Company will be conducted through their respective operating partnerships. Following completion of the Merger and the Related Transactions, New Patriot REIT and New Patriot Operating Company will continue the operations of Patriot, Cal Jockey and Bay Meadows within the paired share ownership structure.

Available Financing

  In January 1997, the maximum amount available under the Line of Credit was increased to $475 million, along with certain other modifications, thereby increasing Patriot's ability to borrow under the Line of Credit. Patriot intends to limit consolidated indebtedness to no more than 40% of its total market capitalization.

Recent Acquisitions

  Since December 31, 1996, Patriot has invested approximately $308.0 million in hotel acquisitions including closing costs. Set forth below are summary descriptions of Patriot's acquisitions since year end.

  On January 16, and January 17, 1997, Patriot acquired Resorts Limited Partnership ("RLP"), Carefree Resorts Corporation ("Carefree") and their assets (the "Carefree Acquisition"). The assets of these entities include a 100% fee interest in The Boulders near Scottsdale, Arizona and The Lodge at Ventana Canyon in Tucson, Arizona, and a 50% partnership interest in the entities that own The Peaks Resort and Spa at Telluride, Colorado and Carmel Valley Ranch in Carmel, California. The four resort properties are collectively referred to as the Carefree Resorts.

  Additionally, on January 17, 1997, Patriot acquired from The Morgan Stanley Real Estate Fund, L.P. and certain of its affiliates the remaining 50% partnership interest in the entities that own The Peaks Resort and Spa and the Carmel Valley Ranch (the "Morgan Stanley Acquisition").

  The aggregate purchase price of the Carefree Acquisition and the Morgan Stanley Acquisition was approximately $263.6 million and consisted of 1,295,077 OP Units valued at $58.7 million, the assumption of approximately $28.5 million of debt on The Lodge at Ventana Canyon, the assumption of a net working capital liability of approximately $5.9 million and approximately $170.5 million in cash (including closing costs and loan commitment fees). The cash portion of the purchase price was financed primarily with funds drawn on Patriot's Line of Credit. Each of the Carefree Resort properties has been leased for a period of one year to PAH RSI, LLC, a limited liability company owned by certain of Patriot's executive officers ("PAH RSI Lessee"), pursuant to separate Participating Lease agreements.

  In connection with the Carefree Acquisition, the Patriot Partnership and certain of its subsidiaries acquired certain assets relating to the Carefree Resorts and then sold these assets to PAH RSI Lessee in exchange for promissory notes in an aggregate amount of approximately $2 million. In addition, PAH RSI Lessee acquired from Patriot Partnership and certain of its subsidiaries certain trade names and the right to receive royalty fees through the issuance of a promissory note for $9 million.

  In addition, certain Carefree employees were retained to provide consulting services for the Carefree Resorts. As consideration for entering into consulting agreements with Patriot, on January 17, 1997, certain Carefree employees were granted nonqualified options to purchase an aggregate of 780,000 shares of Patriot common stock at an exercise price of $19.125 (based on the market price of Patriot's common stock on the date the purchase contract for the Carefree Resorts was executed, after giving effect to the 2-for-1 stock split). The options to purchase common stock vest annually over a period of seven years.

  Additionally, in connection with the Carefree Acquisition, certain assets associated with the Carefree Resorts were transferred to PAH Boulders, Inc., a corporation owned by certain executive officers of Patriot (who hold voting common stock representing a 1% economic interest) and the Patriot Partnership (which holds non-voting common stock representing a 99% economic interest). PAH Boulders, Inc. acquired the right to receive certain royalty fees through the issuance of a promissory note in the amount of approximately $1.6 million to the Patriot Partnership.

  On January 14, 1997, Patriot, through the Patriot Partnership, acquired the 190-room Radisson Hotel in Overland Park, Kansas for approximately $7.7 million. The full service hotel was built in 1974 and is located near the Kansas City central business district. The hotel is leased for a period of ten years to CHC Lease Partners pursuant to a Participating Lease agreement. The acquisition of the hotel was financed primarily with funds drawn on Patriot's Line of Credit.

  On January 29, 1997, Patriot, through the Patriot Partnership, acquired the 313-room Radisson Hotel in Northbrook, Illinois for approximately $15.6 million. The full-service hotel is located in a northwest suburb of Chicago. The hotel is leased to PAH RSI Lessee for a one-year period pursuant to a Participating Lease agreement. The acquisition of the hotel was financed primarily with funds drawn on Patriot's Line of Credit.

  In February 1997, Patriot entered into a partnership agreement in which Patriot Partnership owns a 90% general partnership interest and DTR PAH Holding, Inc. ("DTR"), an affiliate of Doubletree Hotels Corporation, owns a 10% limited partnership interest. The partnership, PAH-DT Minneapolis Partnership, L.P. ("PAH-DT Minneapolis"), was formed for the purpose of acquiring certain hotel properties.

  On March 3, 1997, PAH-DT Minneapolis acquired the 230-room Luxford Suites Hotel in Minneapolis, Minnesota for approximately $18.5 million. The all suite hotel is located in the central business district of downtown Minneapolis. The hotel is leased to PAH RSI Lessee for a one-year period pursuant to a Participating Lease agreement. The hotel is managed by Doubletree Hotels Corporation and will be converted to a Doubletree Guest Suites upon completion of a planned approximate $1.8 million renovation. The acquisition was financed through cash contributions to the partnership of approximately $16.6 million by Patriot Partnership and $1.9 million by DTR. Patriot Partnership's contribution was financed primarily with funds drawn on Patriot's Line of Credit.

  On March 6, 1997, Patriot, through the Patriot Partnership, acquired the 112-room Holiday Inn Redmont Hotel in Birmingham, Alabama for approximately $2.6 million. The hotel was originally opened in 1925 and is located in downtown Birmingham. The hotel is leased to Grand Heritage Lessee for a period of one year pursuant to a Participating Lease agreement. The acquisition was financed primarily with funds drawn on Patriot's Line of Credit.

  As a result of the transactions discussed above, as of March 18, 1997, Patriot owns 54 hotels in 21 states with an aggregate of 12,671 guest rooms.


Proposed Acquisitions

  Patriot has entered into an agreement to acquire Grand Heritage Hotels, a hotel management and marketing company, and other Grand Heritage subsidiaries (including the Grand Heritage Lessee); to purchase the 220-room Ambassador West Hotel in Chicago, Illinois; and to make an investment in the 262-room Broadview Hotel in Wichita, Kansas. The total purchase price of approximately $40.8 million is expected to be financed by a combination of common stock, OP Units and/or funds drawn on the Line of Credit.

  In addition, Patriot has entered into contracts or letters of intent to acquire 14 hotels with an aggregate 4,378 guest rooms for approximately $378.2 million.

Stock Split

  On January 30, 1997, the Board of Directors of Patriot declared a 2-for-1 stock split effected in the form of a stock dividend distributed on March 18, 1997 to shareholders of record on March 7, 1997.

  The number of OP Units currently outstanding will remain unchanged after the 2-for-1 stock split. However, the OP Unit conversion factor will be changed such that each OP Unit subject to redemption will now be redeemed for cash equal to the value of two shares of Patriot's common stock (or, at Patriot's election, Patriot may purchase each OP Unit offered for redemption for two shares of common stock).

BUSINESS STRATEGY

  Patriot's primary business objective is to maximize its funds from operations and cash available for distribution and enhance shareholder value by acquiring additional hotels that meet one or more of Patriot's investment criteria; by participating in increased revenue from its hotel investments and any subsequently acquired hotels through Participating Leases; and, under appropriate circumstances, by developing selected additional hotels.

  Patriot believes that market conditions remain favorable for the acquisition of additional hotels and hotel portfolios and it is expected that New Patriot REIT will continue Patriot's aggressive acquisition activities. Additionally, New Patriot Operating Company intends to explore opportunities to acquire hotel operators, owners of hotel franchises or brands and independent hotel management companies. Patriot's management believes that the paired share structure will enhance opportunities for New Patriot REIT and New Patriot Operating Company to consummate such acquisitions.

Acquisition Strategy

  Patriot seeks to acquire additional hotel properties that meet one or more of the following criteria:

  .  full service commercial hotels in major U.S. business markets;

  . major tourist hotels, destination resorts or conference centers, which appeal to specific market niches, that are well-established in their markets and offer a full range of amenities and services;

  . undervalued hotels, whose performance Patriot believes can be significantly enhanced through market repositioning, redevelopment and turnaround strategies;

  . hotels with sound operational fundamentals that are underperforming due to a lack of invested capital because they are owned or controlled by financially distressed owners or involuntary owners that may have acquired the hotels through foreclosure or settlement;

  . hotels that Patriot can convert to recognized, successful brand affiliations when such affiliations are underrepresented in the particular geographic region or market area; and

  . portfolios of hotels that exhibit some or all of the other criteria discussed above, where purchasing several hotels in one transaction enables Patriot to obtain a favorable price or to purchase attractive assets that otherwise would not be available to Patriot.

Internal Growth Strategy

  Patriot believes its hotels offer opportunities for revenue and cash flow growth through effective sales and marketing and efficient operations. The business relationships among Patriot, the Lessees and the Operators have been structured to provide the Lessees and the Operators with incentives to operate and maintain the hotels leased and operated by them in a manner designed to maximize revenue growth and increase Patriot's cash available for distribution and funds from operations.

  Participating Rent. The Participating Leases are structured to enable Patriot to participate significantly in the growth of room, food and beverage and telephone and other revenue from the hotels. The Participating Leases provide for Patriot to receive monthly the greater of a fixed base rent payment or participating rent at each hotel. "Participating Rent" is determined according to a formula based on varying percentages of room revenue, food and beverage revenue and telephone and other revenue for each specific hotel. These percentages have been negotiated by Patriot and the Lessees on an arms-length basis based on actual and projected operating performance at each of the hotels. While the terms of the Participating Leases are revenue-based, such terms have been developed with consideration to the fixed and variable nature of hotel operating expenses and changes in operating margins typically associated with increases in revenue.

  Hotel Operations. Under the Participating Leases, the Lessees and the Operators are obligated to prepare annual operating budgets, capital budgets and marketing plans for each hotel leased and operated by them, which are subject to the approval of Patriot. The Operators regularly measure actual results from operations against prior years' results and planned budgets.

  Capital Improvements, Renovation and Refurbishment. Patriot believes a regular program of capital improvements, including replacement and refurbishment of furniture, fixtures and equipment ("F, F & E") at the hotels, as well as the periodic renovation and redevelopment of certain of the hotels, is essential to maintaining the competitiveness of the hotels and maximizing revenue growth.
The Participating Leases obligate Patriot to establish aggregate minimum reserves averaging 4.0% of total revenue for the hotels, which are provided by Patriot to the Lessees for the replacement and refurbishment of F, F & E and other capital expenditures necessary to maintain the competitive position of the hotels. Patriot and the Lessees agree on the use of funds in these reserves, and Patriot has the right to approve the Lessees' annual and long-term capital expenditure budgets. While Patriot expects its reserve to be adequate to fund recurring capital needs, Patriot may use cash available for distribution in excess of distributions paid (subject to federal income tax restrictions on Patriot's ability to retain earnings) or funds drawn under the Line of Credit to fund additional capital improvements, as Patriot deems necessary or appropriate, including major renovations at the hotels. Patriot may also use the Line of Credit to accelerate capital improvements which might otherwise be completed over a longer time frame. Under the terms of the management agreements for the Crowne Plaza Ravinia Hotel and the Marriott

WindWatch Hotel, the special purpose corporations which own these hotels are also required to establish reserves equal to 4.0% of the total revenue of the respective property.

COMPETITION

  The hotel industry is highly competitive and Patriot's hotels are subject to competition from other hotels for guests. Each of the Patriot hotels compete for guests primarily with other similar hotels in its immediate vicinity and secondarily with other similar hotels in its geographic market. Patriot believes that brand recognition, location, the quality of the hotel and services provided, and price are the principal competitive factors affecting its hotels.

SEASONALITY

  The hotel industry is seasonal in nature. Revenues at certain of Patriot's hotels are greater in the first and second quarters of a calendar year and at other hotels in the second and third quarters of a calendar year. Seasonal variations in revenue at the hotels may cause quarterly fluctuations in Patriot's lease revenues.

EMPLOYEES

  Patriot is self-administered and employs 18 persons, including Messrs. Nussbaum, Lattin, Stewart, Murphy, and Ng, the executive officers of Patriot, and retains appropriate support personnel to manage its operations in lieu of retaining an advisor. All persons employed in the operation of Patriot's hotels are employees of the Operators or their affiliates.

ENVIRONMENTAL MATTERS

  Phase I environmental site assessments performed on all of the Hotels have not revealed any environmental liability or compliance concerns that Patriot believes would have a material adverse effect on Patriot's business, assets, results of operations or liquidity, nor is Patriot aware of any such liability or concerns.

TAX STATUS

  Patriot made an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code, commencing with its taxable period ended December 31, 1995. Patriot generally will not be subject to federal income tax on its taxable net income that is distributed currently to its shareholders. If Patriot fails to qualify as a REIT in any taxable year, Patriot will be subject to federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate tax rates. Even if Patriot qualifies for taxation as a REIT, however, Patriot may be subject to certain state and local taxes on its income and properties and federal income and excise taxes under certain special circumstances.


ITEM 2.  PROPERTIES

MARKET SEGMENTATION

  Patriot classifies its hotels into four primary market segments: (i) full service; (ii) limited service; (iii) resorts; and (iv) conference center.

  Patriot currently owns 44 full service hotels aggregating 10,996 guest rooms (including four hotel properties which have been acquired in 1997), which target both business and leisure travelers, including meetings and groups, who prefer a full range of facilities, services and amenities. Forty of Patriot's full service hotels are operated under franchise or brand affiliations with nationally recognized hotel companies, including Marriott(R), Crowne Plaza(R), Radisson(R), Hilton(R), Hyatt(R), Four Points by Sheraton(R), Holiday Inn(R), Wyndham(TM), Wyndham Garden(R), WestCoast(R), Doubletree(R), Embassy Suites(R), and Grand Heritage(R). One additional hotel will be branded a Doubletree(R) upon completion of its renovation. Full service hotels generally offer a full range of meeting and conference facilities and banquet space. Facilities generally include restaurants and lounge areas, gift shops and recreational facilities, including swimming pools. Full service hotels generally provide a significant array of guest services, including room service, valet services and laundry. Two of Patriot's independent hotels, the Bourbon Orleans Hotel in New Orleans and the Fairmount Hotel in San Antonio, are luxury hotels in major U.S. tourist markets. These hotels offer a broader range of amenities and services than traditional full service hotels. The Tremont House Hotel in Boston, which is in the process of completing a major renovation, operates as an upscale full service hotel in a major U.S. market.

  Patriot owns four limited service hotels aggregating 447 guest rooms, which target both business and leisure travelers. Patriot's limited service hotels consist of four Hampton Inns(R). Limited service hotels generally have limited or no meeting space. Hotels operating in this market segment generally seek to minimize operational costs by offering only those basic services required by travelers. Because they cater to both business and leisure travelers, limited service hotels generally maintain relatively consistent occupancy on weekdays and weekends.

  Patriot owns five resort properties including The Registry(R) Resort and Spa in Fort Lauderdale, Florida (formerly the Bonaventure Resort and Spa) and the four Carefree(R) resort properties which were acquired in January 1997. Resorts are designed to offer unique destinations which appeal to today's sophisticated vacation traveler and to blend with their environment, enhancing the natural surroundings with design that fits the locale. Each resort's recreational activities are of the highest caliber and are designed to capitalize on the natural attractions of the location. Many offer a combination of golf, tennis, skiing, a health spa, hiking or other sports.

  Patriot owns one conference center with 250 guest rooms, which targets corporate and other executive groups. Conference centers are distinguishable from traditional full service hotels in that they are dedicated, designed and equipped to handle all services for large meetings and conferences. Conference centers typically offer state-of-the-art meeting and conference rooms, with a full complement of business support services. Conference centers generally include banquet and ballroom facilities, and restaurant and bar facilities. In addition, facilities generally include a fitness center, swimming pool and tennis courts. Because of the specialized nature of conference centers, there are relatively few such properties in the U.S.

DESCRIPTION OF PROPERTIES

  The following table sets forth certain information for the year ended December 31, 1996 with respect to the hotels Patriot owned as of December 31, 1996. This information reflects actual operating results of the hotels both prior and subsequent to acquisition by Patriot.

                                                                                 Year Ended December 31, 1996
                                                               -----------------------------------------------------------------
                                                                         (Dollars in thousands, except ADR and REVPAR)
                                                                                                   Average       Revenue Per
                                                  Number of         Total           Average       Daily Rate     Available Room
Property Name                     Location       Guest Rooms       Revenue         Occupancy        (ADR)        (REVPAR)(1)
---------------------------  ------------------  ------------  ---------------  --------------   -----------  ------------------
FULL SERVICE HOTELS:
Bourbon Orleans Hotel        New Orleans, LA             211          $  8,248            83.3%     $120.17          $100.16
Crowne Plaza Ravinia Hotel   Atlanta, GA                 495            24,230            71.0       119.74            85.05
 (2)(3)
Del Mar Hilton(2)            Del Mar (San                245             8,204            69.6        84.50            58.99
                             Diego), CA
Doubletree Allen Center      Houston, TX                 341            13,207            66.6        91.82            61.13
Doubletree Hotel(2)          Westminster                 180             5,566            73.4        73.99            54.28
                             (Denver), CO
Doubletree Hotel             Tallahassee, FL             244             3,816            59.4        47.73            28.37
Doubletree Hotel             Tulsa, OK                   417            10,699            68.7        63.03            43.29
Embassy Suites(2)            Hunt Valley, MD             223             6,358            71.8        84.07            60.38
Fairmount Hotel              San Antonio, TX              37             2,838            77.6       144.71           112.32
Four Points by Sheraton(2)   Saginaw, MI                 156             3,980            70.5        62.95            44.38
Hilton Cleveland South(2)    Independence, OH            191             8,117            69.2        86.34            59.74
Holiday Inn                  Des Plaines                 242             5,144            81.4        56.67            46.10
                             (Chicago), IL
Holiday Inn Aristocrat(2)    Dallas, TX                  172             4,881            69.7        88.10            61.45
Holiday Inn Crockett(2)      San Antonio, TX             206             5,090            65.1        85.43            55.64
Holiday Inn Miami Airport    Miami, FL                   264             4,393            54.5        71.43            38.91
 Lakes
Holiday Inn Northwest        Austin, TX                  193             6,222            79.6        83.75            66.55
 Plaza(2)
Holiday Inn Northwest(2)     Houston, TX                 193             3,046            62.7        54.69            34.31
Holiday Inn(2)               San Angelo, TX              148             3,124            71.3        60.54            43.15
Holiday Inn Lenox(2)         Atlanta, GA                 297             7,891            68.2        88.95            60.63
Holiday Inn Select(2)        Farmers Branch              374            10,271            69.4        75.06            52.08
                             (Dallas), TX
Holiday Inn                  Sebring, FL                 148             2,510            55.2        57.78            31.91
Hyatt Newporter              Newport Beach, CA           410            19,951            74.6        98.54            73.50
Hyatt Regency(2)             Lexington, KY               365            12,457            63.2        84.12            53.17
Marriott Hotel(2)            Troy, MI                    350            18,815            78.2       109.41            85.61
Marriott WindWatch(2)(4)     Long Island, NY             362            18,939            75.5       104.00            78.49
The Mayfair Hotel            St. Louis, MO               184             4,318            57.7        89.53            51.64
Radisson Suites Town &       Houston, TX                 173             4,422            70.1        83.08            58.27
 Country(2)
Radisson Hotel & Suites(2)   Dallas, TX                  198             5,278            72.4        76.53            55.43
Radisson New Orleans Hotel   New Orleans, LA             759            20,720            68.1        81.08            55.17
 (2)
Tremont House(2)             Boston, MA                  288            10,318            75.2       102.36            76.96
The Tutwiler(2)              Birmingham, AL              147             4,084            67.8       101.43            68.77
Valley River Inn(2)          Eugene, OR                  257             9,963            67.9        88.76            60.24
WestCoast Wenatchee Center   Wenatchee, WA               147             4,229            64.1        59.19            37.94
 Hotel(2)
WestCoast Gateway(2)         Seattle, WA                 145             2,726            83.4        55.55            46.31
WestCoast Long Beach Hotel   Long Beach, CA              192             2,934            44.7        58.17            25.98
 & Marina(2)
The Pickwick Hotel(2)       San Francisco, CA           189             3,411            60.8        71.51            43.50


see Notes on following page.



                                                                                Year Ended December 31, 1996
                                                               -------------------------------------------------------------
                                                                      (Dollars in thousands, except ADR and REVPAR)
                                                                                                  Average      Revenue Per
                                                  Number of         Total          Average       Daily Rate   Available Room
Property Name                Location            Guest Rooms       Revenue        Occupancy        (ADR)       (REVPAR)(1)
---------------------------  ------------------  -----------   ---------------  --------------   ----------   --------------
FULL SERVICE HOTELS -
 CONTINUED:
Plaza Park Suites(2)         Seattle, WA                 193          $  6,479            73.3%     $114.38          $ 83.83
The Roosevelt Hotel(2)       Seattle, WA                 152             4,102            73.8        92.38            68.19
Wyndham Garden Hotel -       Atlanta, GA                 191             7,475            72.8        93.67            68.20
 Midtown(2)
Wyndham Greenspoint Hotel    Houston, TX                 472            19,063            72.6        85.80            62.13
                                                   ---------          --------          ------      -------          -------
Subtotal/Weighted Average                             10,151          $327,519            69.5%     $ 85.55          $ 59.45

LIMITED SERVICE HOTELS:
Hampton Inn Jacksonville     Jacksonville, FL            113             2,165            85.9%     $ 58.53          $ 50.26
 Airport
Hampton Inn                  Rochester, NY               113             2,202            76.9        67.13            51.84
Hampton Inn Cleveland        North Olmsted, OH           113             1,968            73.5        62.85            46.18
 Airport(2)
Hampton Inn(2)               Canton, OH                  108             1,535            68.5        54.19            37.14
                                                   ---------          --------          ------      -------          -------
Subtotal/Weighted Average                                447          $  7,870            76.3%     $ 60.83          $ 46.41

RESORTS:
The Registry Resort and Spa  Ft. Lauderdale, FL          492          $ 18,273            51.2%     $ 92.50          $ 47.33

CONFERENCE CENTER:
Peachtree Conference         Peachtree City              250          $ 15,086            59.3%     $117.28          $ 69.52
 Center(2)                   (Atlanta), GA         ---------          --------          ------      -------          -------
Total/Weighted Average                            11,340  (5)         $368,748            68.7%     $ 85.30          $ 58.63
                                                   =========          ========          ======      =======          =======


______________________
(1) REVPAR is determined by dividing room revenue by available rooms for the applicable period.
(2)  This hotel secures the Line of Credit as of March 18, 1997.
(3) The Crowne Plaza Ravinia Hotel is owned by PAH Ravinia, Inc., an unconsolidated subsidiary of Patriot. The hotel acquisition was structured without a lessee. Holiday Inns, Inc. manages the hotel for PAH Ravinia, Inc.
(4) The Marriott WindWatch Hotel is owned by PAH Windwatch, LLC, an unconsolidated subsidiary of Patriot. The hotel acquisition was structured without a lessee. Marriott International, Inc. manages the hotel for PAH Windwatch, LLC.
(5) Subsequent to December 31, 1996, Patriot acquired eight hotel properties with an aggregate 1,331 guest rooms and, as a result, as of March 18, 1997, Patriot owns 54 hotels in 21 states, with an aggregate of 12,671 guest rooms.

ACQUISITIONS SUBSEQUENT TO YEAR END

  Subsequent to year end, Patriot acquired the following hotel and resort properties:

                                                                Year Ended December 31, 1996
                                               ------------------------------------------------------------
                                   Number
                                  of Guest                Total               Average
 Property Name and Location        Rooms                 Revenue             Occupancy     ADR      REVPAR
-----------------------------     --------     ----------------------------  ----------  --------  --------
FULL SERVICE HOTELS:
Radisson Hotel
 Overland Park, Kansas (1)                190                       $ 4,507       67.0%   $ 67.62   $ 45.29
Radisson Hotel
 Northbrook, Illinois (1)                 313                         6,783       67.6      67.87     45.89
Luxford Suites Hotel
 Minneapolis, Minnesota                   230                         6,084       68.7      77.31     53.12
Holiday Inn Redmont Hotel
 Birmingham, Alabama                      112                         1,735       53.2      58.45     31.07

RESORTS:
Carmel Valley Ranch
 Carmel, California (1)                   100                       $15,971       76.2%   $236.56   $180.21
The Boulders
 Scottsdale, Arizona (1)                  160                        54,390       78.8     333.19    227.21
The Lodge at Ventana Canyon
 Tucson, Arizona                           49                        12,698       68.3     184.05    125.67
The Peaks Resort and Spa
 Telluride, Colorado (1)                  177                        19,774       57.6     221.26    131.52

(1)  This hotel secures the Line of Credit

THE PARTICIPATING LEASES

  Patriot leases each of the hotels, except the Crowne Plaza Ravinia Hotel and the Marriott WindWatch Hotel which are owned through special purpose corporations, to the Lessees pursuant to separate Participating Leases. Following is a summary description of the major provisions of the Participating Leases with each of CHC Lease Partners, NorthCoast, the Wyndham Lessee, the Doubletree Lessee, the Grand Heritage Lessee, and Metro Lease Partners.

  The Patriot Partnership leases a total of 25 hotels, including the Radisson Hotel in Overland Park, Kansas which was acquired in January 1997, to CHC Lease Partners for staggered terms between ten and twelve years pursuant to separate Participating Leases that provide for rent equal to the greater of Base Rent or Participating Rent, plus certain additional charges as applicable. In addition, Patriot and CHC Lease Partners have entered into a Lease Master Agreement (the "Lease Master Agreement"), which sets forth CHC Lease Partners' required capitalization and certain other matters. Nine of the hotels are leased to NorthCoast, six hotels are leased to Doubletree Lessee, Wyndham Lessee leases two hotels and Metro Lease Partners leases one hotel under similar Participating Lease agreements. Grand Heritage Lessee leases three hotels (including the Holiday Inn Redmont Hotel which was acquired in March 1997). The following outlines in general terms the basic structure of the Participating Lease agreements.

Participating Lease Terms.

  The Participating Leases have an average term of approximately eleven years, with various expiration dates through 2008, subject to earlier termination upon the occurrence of certain contingencies described in the Participating Leases (including, particularly, irreparable damage or destruction of the hotel, condemnation of the hotel property, failure to meet performance goals, or disposition of the hotel). The variation of the lease terms is intended to provide Patriot protection from the risk inherent in simultaneous lease expirations.

Base Rent; Participating Rent; Additional Charges.

  In general, each Participating Lease requires the Lessee to pay (i) the greater of Base Rent in a fixed amount or Participating Rent based on certain percentages of room revenue, food and beverage revenue and telephone and other revenue at each hotel leased by it and (ii) certain Additional Charges, including interest accrued on any late payments. Base Rent and Participating Rent departmental thresholds increase annually by a percentage equal to the percentage increase in the Consumer Price Index ("CPI," defined as the United States Consumer Price Index, All Urban Consumers, U.S. City Average, All Items, 1982-84 = 100), compared to the prior year (generally CPI percentage increase plus a specified basis point amount, in the case of the Participating Rent departmental thresholds). Base Rent is required to be paid monthly in arrears by the first day of each calendar month, and Participating Rent is payable monthly in arrears on the tenth day of each calendar month and is calculated based on the year-to-date departmental receipts as of the end of the preceding month, and a prorated amount of each of the applicable departmental thresholds determined based on the month, or portion thereof, of the fiscal year for which the calculation is being made, and crediting against such amount the total Participating Rent previously paid for such fiscal year and the cumulative Base Rent paid for such fiscal year as of the end of the preceding month. A final adjustment of the Participating Rent for each fiscal year is made, based on audited statements of revenue for each hotel.

Insurance and Property Taxes.

  In general, Patriot is responsible for paying (i) real estate and personal property taxes on the hotels (except to the extent that personal property associated with the hotels is owned by the Lessee), (ii) casualty insurance on the hotels, (iii) business interruption insurance on the hotels, and (iv) ground rent with respect to certain of the hotels. The Lessees are required to pay for all liability insurance on the hotels it leases, with extended coverage, including comprehensive general public liability, workers' compensation and other insurance appropriate and customary for properties similar to the hotels, with Patriot as an additional named insured.

Management Fees.

  The Lessees have entered into Management Agreements with the Operators to operate and manage each of the hotels leased from Patriot. These agreements provide for management fees based upon a percentage of total revenues at each of the hotels managed by them. The Management Agreements for these hotels provide for management fees which range from 1% to 5% of total revenues. Certain management fees paid by the Lessees are subject to limitations related to results of operations of the hotels leased by it. The Participating Leases provide that certain payments to the Operators from the Lessees are subordinate
to the Lessees' obligations to Patriot.   Generally, in the event of the
termination of any of the Participating Leases with the Lessees, the related Mangement Agreement will also terminate.

Maintenance and Improvements.

  The Participating Leases obligate Patriot to establish annually a reserve for capital improvements at the hotels leased to the Lessees (including the periodic replacement and refurbishment of F, F & E). Patriot and the Lessees agree on the use of funds in these reserves, and Patriot has the right to approve the Lessees' annual and long-term capital expenditure budgets. The aggregate minimum amount of such reserves average 4.0% of total revenue for the hotels leased to the Lessees. Patriot, at its election, may choose to expend more than 4.0% on any hotel. Any unexpended amounts will remain the property of Patriot upon termination of the Participating Leases. Otherwise, the Lessees are required, at their own expense, to keep their leased hotels in good order and repair, except for ordinary wear and tear, and to make repairs (other than capital repairs) which may be necessary and appropriate to keep the hotels in good order and repair.

Events of Default.

  The Participating Leases and the Lease Master Agreement with CHC Lease Partners specify various events of default under each of the Participating Leases. In addition, certain events of default will result in a cross-default of certain other Participating Leases. Events of default under the Participating Leases and the Lease Master Agreement include, among others, (i) the failure of the Lessee to (a) pay Base or Participating Rent when due, (b) pay for required insurance, or (c) maintain minimum net worth; (ii) the Lessees' bankruptcy or similar event; (iii) the Lessees' liquidation or dissolution; (iv) the Lessees' failure to observe or perform the terms of the Participating Lease upon notice and an opportunity to cure; (v) the Lessees' voluntarily discontinuation of operation of a hotel for more than 30 days; (vi) a default under the Franchise License with respect to a hotel as a result of the action or inaction of the Lessees or their agents.

Indemnification.

  In general, under each of the Participating Leases, each Lessee indemnifies and holds Patriot harmless from and against all liabilities, costs and expenses (including reasonable attorneys' fees and expenses) incurred by, imposed upon or asserted against Patriot on account of, among other things, (i) any accident or injury to persons or property on or about the hotels, (ii) any misuse by the Lessee or any of its agents of the leased property, (iii) any environmental liability caused or resulting from any action or negligence of the Lessee; (iv) taxes and assessments in respect of the hotels leased to the Lessee (other than real estate and personal property taxes and income taxes of Patriot on income attributable to the hotels leased to the Lessee and capital impositions); (v) the sale or consumption of alcoholic beverages on or in the real property or improvements thereon; or (vi) any breach of the Participating Leases by the Lessee; provided, however, that such indemnification will not be construed to require the Lessee to indemnify Patriot against Patriot's own grossly negligent acts or omissions or willful misconduct.

Assignment and Subleasing.

  The Lessees are not permitted to sublet all or any part of the hotels leased to it or assign its interest under any of the Participating Leases, other than to an affiliate, without the prior written consent of Patriot. Patriot has generally agreed to consent to any sublease of a retail portion of the hotels leased to the Lessees (provided such sublease will not cause any rents to fail to qualify as "rents from real property" for REIT purposes). No assignment or subletting will release the Lessee from any of its obligations under the Participating Leases.

Participating Lease Modifications.

  In the event that (i) a Franchise License is terminated under circumstances that do not constitute an event of default or (ii) Patriot approves the conversion of a sublessee of a hotel into an operating department thereof or vice versa, the applicable Participating Lease provisions will be modified accordingly.

Franchise License.

  The Lessees are the licensees under each of the Franchise Licenses on the hotels leased to it. The franchisors have agreed that upon the occurrence of certain events of default by a Lessee under a Franchise License, the franchisors will transfer the Franchise License for the hotel to Patriot (or its designee) or make other arrangements to continue the hotel as part of the franchisor's system.

Inventory.

  In general, the inventory required in the operation of the hotels leased by a Lessee was transferred to the Lessee upon acquisition of the hotel. Upon termination of a related Participating Lease, the Lessee shall surrender the related hotel together with all such inventory to Patriot.

Lessee Capitalization and Minimum Net Worth Requirements.

  While the Lessees' ability to make rent payments under the applicable Participating Leases is dependent primarily upon its ability to generate sufficient cash flow from operations of the hotels that it leases, the minimum net worth requirements are designed to provide a source of funds to make such payments and to fund operational shortfalls if operating cash flow is inadequate. The minimum net worth is composed of certain components in specified amounts which generally exclude intangible assets as defined by generally accepted accounting principles.

  CHC Lease Partners. CHC Lease Partners is required to maintain a minimum net worth, as defined in the Lease Master Agreement, equal to the greater of (i) $10 million or (ii) 17.5% of the initial projected annual lease payments for all hotels leased by Patriot to CHC Lease Partners. This minimum net worth includes $4.0 million of cash and working capital, and CHC Lease Partners is required to maintain adequate working capital for the term of the Participating Leases for those hotels that it leases.

  Until October 1998, $4.0 million of CHC Lease Partners' capitalization is pledged to Patriot and shall be forfeited by CHC Lease Partners in the event that during this period, the Participating Leases are terminated following an event of default or termination for failure to maintain the minimum net worth or to meet performance goals (as defined in the Participating Lease and the Master Lease Agreement) under one or more of the leases. A termination of or default under fewer than all of the Participating Leases will result in a forfeiture of a pro rata portion of such amount. Such forfeiture will not alter CHC Lease Partners' obligations in the event of a default, and CHC Lease Partners' total remaining capitalization will remain available to satisfy such obligations.

  NorthCoast. NorthCoast is required to maintain a minimum net worth, as defined, equal to 20% of the projected annual lease payments for all the hotels leased by NorthCoast. The minimum net worth must be composed of certain components in specified amounts, including at least 15% in cash or certain cash equivalents. No more than 25% of the minimum net worth can be composed of a promissory note secured by an interest in the LeParc Investment Group, LLC. NorthCoast is also required to maintain ownership of shares of common stock of Patriot or OP Units.

  Wyndham Lessee. The obligations of the Wyndham Lessee under the Wyndham Participating Leases are guaranteed by the Wyndham Guarantor, a separate entity formed by members of the Trammell Crow family. The Wyndham Guarantor is required to maintain a minimum net worth equal to 20% of the current year's budgeted lease payments for the hotels leased by the Wyndham Lessee (unless the total number of rooms in all hotels leased by the parties increases to above 1,585, in which case the required percentage will decrease to 17.5%).

  The Wyndham Lessee has covenanted that if any interest in the Wyndham Lessee is transferred outside the Trammell Crow family, the Patriot Partnership may terminate the Wyndham Participating Leases if, in the reasonable judgment of the Patriot Partnership, the party newly in control of the Wyndham Lessee is not competent in that capacity or is a competitor of the Patriot Partnership.

  Doubletree Lessee. The Doubletree Lessee is required to maintain a minimum net worth equal to the greater of $400,000 or 20% of the current year's budgeted lease payments.

  The Doubletree Lessee has covenanted that no interest in the Doubletree Lessee will be transferred outside the control of Doubletree Hotels Corporation, provided that, if through merger or sale of assets the Doubletree Lessee ceases to be controlled by the Doubletree Hotels Corporation, the Patriot Partnership may terminate the Participating Lease for the hotels only if, in the reasonable judgment of the Patriot Partnership, the party newly in control of the Doubletree Lessee is not competent in that capacity or is a competitor of the Patriot Partnership.

  Grand Heritage Lessee. The obligations of the Grand Heritage Lessee under the Grand Heritage Participating Leases are guaranteed by GHBC, L.L.C. (the "Grand Heritage Guarantor"), a limited liability company formed by certain members of the Grand Heritage Control Group (as defined below). The Grand Heritage Guarantor is required to maintain a minimum net worth equal to 25% of the current year's budgeted lease payments for the hotels leased by the Grand Heritage Lessee (unless Grand Heritage Lessee leases hotels in addition to The Mayfair , The Tutwiler and the Union Station Hotel which is a proposed acquisition, in which case the required percentage will decrease to 20%).

  The Grand Heritage Lessee has covenanted that no interest in the Grand Heritage Lessee will be transferred outside the control of Messrs. John Cullen, David Burrus, William Burrus, Peter Thomas or George Newton or their affiliates (the "Grand Heritage Control Group"), provided that, if through merger or sale of assets the Grand Heritage Lessee ceases to be controlled by members of the Grand Heritage Control Group, the Patriot Partnership may terminate the Participating Lease for the hotels only if, in the reasonable judgment of the Patriot Partnership, the party newly in control of the Grand Heritage Lessee is not competent in that capacity or is a competitor of the Patriot Partnership.

  Metro Lease Partners. Metro Lease Partners is required to maintain a minimum net worth of $515,000, which represents approximately 25% of estimated Participating Rent in 1996 for the hotel it leases.

Right of First Offer

  CHC Lease Partners has a right of first offer to lease additional hotels acquired by Patriot until October 1997. The right of first offer does not apply in the event that in the reasonable business judgment of Patriot's Board of Directors (a) a different lessee is necessary for Patriot to have the opportunity to acquire the hotel, or (b) CHC Lease Partners is unqualified or inappropriate to be the lessee of the hotel. Under the right of first offer, Patriot gives CHC Lease Partners written notice of the economic terms on which it is willing to lease the hotel. CHC Lease Partners has 30 days following such notice to agree to lease the hotel on such terms and, if it fails to do so, Patriot may lease the hotel to another lessee on terms and conditions that are not economically less favorable to Patriot than those offered to CHC Lease Partners. CHC Lease Partners also shall have the right to lease acquired hotels (on mutually satisfactory terms) where it brings the acquisition opportunity to Patriot.

  The Wyndham Lessee does not have a right of first offer to lease additional hotels acquired by Patriot. The Wyndham Lessee has the right to terminate the Participating Lease on the Wyndham Greenspoint Hotel or the Wyndham Garden - Midtown Hotel or to purchase the hotel in question pursuant to a right of first refusal, in the event that the Patriot Partnership elects to sell such hotel and the sale is to be made without terminating the applicable Participating Lease.

  NorthCoast, Doubletree Lessee, Grand Heritage Lessee, and Metro Lease Partners do not have the right of first offer to lease additional hotels from Patriot.

Crowne Plaza Ravinia Hotel

  The Crowne Plaza Ravinia Hotel, which is owned by an unconsolidated subsidiary of Patriot, is not operated by a lessee. The hotel is being managed by Holiday Inns, Inc. for a period of ten years (with two renewal terms of five years each) pursuant to a management agreement between PAH Ravinia, Inc. ("PAH Ravinia") and Holiday Inns, Inc. Under the terms of the management agreement, Holiday Inns, Inc. receives base management fees equal to 4% of gross room revenue, a portion of which is subordinated to the payment of a return on PAH Ravinia's invested capital of 10.5% per annum. The management agreement also provides for payment of an incentive fee to Holiday Inns, Inc., subject to PAH Ravinia's receipt of an aggregate 12.5% per annum return on invested capital.

Marriott WindWatch Hotel

  The Marriott WindWatch Hotel, which is owned by PAH Windwatch, L.L.C. ("PAH Windwatch"), an unconsolidated subsidiary of Patriot, is not operated by a lessee. The hotel is being managed by Marriott International, Inc. Pursuant to the Purchase and Sale agreement dated March 15, 1996, the existing management agreement has been terminated and PAH Windwatch is currently negotiating the terms of a new agreement. Until such time a new agreement is reached, Marriott International, Inc. will continue to manage the Marriott WindWatch Hotel under the terms of the prior agreement. Pursuant to this agreement, Marriott International, Inc. receives an annual base management fee equal to 5% of gross receipts. In addition, in any year the hotel generates a profit, as defined in the agreement, Marriott International, Inc. will receive an amount equal to the excess of 15% of the profit over the base management fee.

FRANCHISE AND BRAND AFFILIATIONS

  As of March 18, 1997, 49 of Patriot's hotels are operated under franchise or brand affiliations with nationally recognized hotel companies. Franchisors and brand operators provide a variety of benefits for hotels which include national advertising, publicity and other marketing programs designed to increase brand awareness, training of personnel, continuous review of quality standards and centralized reservation systems.

  The Franchise Licenses generally specify certain management, operational, record keeping, accounting, reporting and marketing standards and procedures with which the Lessees must comply. The Franchise Licenses obligate the Lessees to comply with the franchisors' standards and requirements with respect to training of operational personnel, safety, maintaining specified insurance, the types of services and products ancillary to guest room services that may be provided by the Lessees, display of signage, and the type, quality and age of F, F & E included in guest rooms, lobbies and other common areas.

  The Franchise Licenses provide for termination at the franchisor's option upon the occurrence of certain events, including the Lessees' failure to pay franchise royalties and fees or perform its other covenants under the license agreement, bankruptcy, abandonment of the franchise, commission of a felony, assignment of the license without the consent of the franchisor, or failure to comply with applicable law in the operation of the relevant hotel. The Lessees are not entitled to terminate the Franchise License unless they receive the prior written consent of Patriot. The license agreements will not renew automatically upon expiration. The Lessees are responsible for making all payments under the franchise agreements to the franchisors. Under the franchise agreements, the Lessees pay franchise royalties and fees ranging from 3.5% to 8% of room revenue, except in the case of the Marriott Hotel in Troy, Michigan where the franchise royalties and fee equals 6% of room revenue and 3% of food and beverage revenue.

  The Lessees' rights related to branded hotels are generally contained in the Management Agreements related to those hotels. The Lessees do not pay additional franchise royalties or fees other than those specified in the Management Agreements for use of the brands. Generally the Lessees' rights to use the brands terminate upon any termination of the applicable Management Agreements.

INSURANCE

  Patriot carries comprehensive liability, fire, extended coverage and business interruption insurance with respect to all of its hotels, with policy specifications, insured limits and deductibles customarily carried for similar properties. Patriot will carry similar insurance with respect to any other properties developed or acquired in the future. Patriot's management believes its hotel investments are adequately insured in accordance with industry standards.

ITEM 3.  LEGAL PROCEEDINGS

  Neither Patriot nor the Patriot Partnership is currently involved in any material litigation nor, to Patriot's knowledge, is any material litigation currently threatened against Patriot or the Patriot Partnership. The Lessees and the Operators have advised Patriot that they currently are not involved in any material litigation, other than routine litigation arising in the ordinary course of business, substantially all of which is expected to be covered by liability insurance.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of Patriot's shareholders during the fourth quarter of the fiscal year ended December 31, 1996.

                                    PART II

ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

  Patriot's common stock trades on the New York Stock Exchange ("NYSE") under the symbol "PAH". Patriot's stock began trading publicly on September 27, 1995. The table below sets forth, for the calendar quarters indicated, the high and low sales prices per share reported by the NYSE Composite Tape and dividends paid.

                                                                                     Per Share
                                                             High (1)    Low (1)    Dividend (1)
                                                            ----------  ----------  ------------
1995:
    Third Quarter (2).....................................   $ 12 7/8   $  12 3/8          N/A
    Fourth Quarter........................................   $ 12 7/8   $  11 5/8        $0.24
1996:
    First Quarter.........................................   $ 14 1/2   $  12 7/8        $0.24
    Second Quarter........................................   $ 14 7/8   $  13 1/4        $0.24
    Third Quarter.........................................   $ 16 7/8   $  14            $0.24
    Fourth Quarter........................................   $ 22       $  16 1/4        $0.26

-----------
(1) The market prices (rounded to the nearest 1/8th) and dividends paid have been restated to reflect the increase in the number of common shares outstanding as a result of the 2-for-1 stock split effected in the form of a stock dividend distributed on March 18, 1997 to shareholders of record on March 7, 1997.
(2)  For the period from September 27, 1995 through September 30, 1995.


HOLDERS

  As of March 10, 1997, there were 109 record holders of Patriot's common stock, including shares held in "street name" by nominees who are record holders, and approximately 10,892 shareholders.

DIVIDENDS

  Patriot intends to continue to make regular quarterly distributions to its shareholders. The Board of Directors, in its sole discretion, determines the actual distribution rate based on a number of factors, including the amount of cash available for distribution, Patriot's financial condition, capital expenditure requirements for Patriot's properties, the annual distribution requirements under the REIT provisions of the Internal Revenue Code of 1986, as amended (the "Code") and such other factors as the Board of Directors deems relevant. Patriot's actual cash available for distribution is affected by a number of factors, including changes in occupancy or ADR at its hotels.

  In order to maintain its qualification as a REIT, Patriot must make annual distributions to its shareholders of at least 95% of its taxable income (excluding net capital gains). Under certain circumstances, Patriot may be required to make distributions in excess of cash available for distribution in order to meet such distribution requirements. In such event, Patriot would seek to borrow the amount of the deficiency or sell assets to obtain the cash necessary to make distributions to retain its qualification as a REIT for federal income tax purposes.

RECENT SALES OF UNREGISTERED SECURITIES

  Since January 1, 1996, Patriot and the Patriot Partnership have issued equity securities in private placements in reliance on an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act") in the amounts and for the consideration set forth below.

  In March 1996, the Patriot Partnership issued 167,012 OP Units (valued at approximately $4.0 million) to the sellers of the Holiday Inn Lenox as partial consideration for the contribution of that hotel to the Patriot Partnership.

  In April 1996, the Patriot Partnership issued 331,577 OP Units (valued at approximately $8.8 million at the closing of the acquisition) to the sellers of the WestCoast Portfolio as partial consideration for the contribution of those hotels to the Patriot Partnership.

  In May 1996, Patriot sold 1,622,786 shares of common stock to an institutional investor for aggregate consideration of approximately $21.9 million in cash. Patriot contributed the proceeds of this sale to the Patriot Partnership in exchange for 811,393 OP Units. Also in May 1996, the Patriot Partnership sold 662,391 preferred OP Units to the same institutional investor for aggregate consideration of approximately $18.1 million in cash.

  In July 1996, the Patriot Partnership issued 17,036 OP Units (valued at approximately $500,000 at the closing of the acquisition) to the sellers of the Wyndham Greenspoint Hotel as partial consideration for the contribution of that hotel to the Patriot Partnership.

  In July 1996, Patriot sold 12,293,400 shares of common stock for cash in a public offering. Patriot contributed the approximately $160.2 million of proceeds from the sale to the Patriot Partnership in exchange for 6,146,700 OP Units.

  In November 1996, the Patriot Partnership issued 85,078 OP Units (valued at approximately $3.1 million at the closing of the acquisition) to the sellers of the Tutwiler Hotel in partial consideration for the contribution of that hotel to the Patriot Partnership.

ITEM 6.  SELECTED FINANCIAL INFORMATION

  The following tables set forth selected historical financial information and/or selected unaudited pro forma financial information for Patriot, CHC Lease Partners and NorthCoast and the Initial Hotels.

  With respect to Patriot, the following tables set forth (i) selected consolidated historical financial information for each of the quarters ended March 31, 1996, June 30, 1996, September 30, 1996 and December 31, 1996; the year ended December 31, 1996; and the period October 2, 1995 (inception of operations) through December 31, 1995; (ii) selected consolidated historical balance sheet data as of December 31, 1995 and 1996, and (iii) selected consolidated unaudited pro forma financial information for the years ended December 31, 1995 and 1996. The selected consolidated historical financial information for Patriot as of December 31, 1995 and 1996 and for the year ended December 31, 1996 and for the period October 2, 1995 (inception of operations) through December 31, 1995, have been derived from the historical financial statements of Patriot audited by Ernst & Young LLP, independent auditors, whose report with respect thereto is included elsewhere herein.

  With respect to the Combined Lessees, the following tables set forth (i) selected historical operating information for CHC Lease Partners for the period October 2, 1995 (inception) through December 31, 1995 and for the year ended December 31, 1996, (ii) selected historical operating information for NorthCoast for the period April 2, 1996 (inception of operations) through December 31, 1996, and (iii) selected combined unaudited pro forma operating information for the Combined Lessees for the years ended December 31, 1995 and 1996. The selected historical operating information for CHC Lease Partners for the period October 2, 1995 (inception) through December 31, 1995 and for the year ended December 31, 1996, has been derived from the historical financial statements of CHC Lease Partners audited by Price Waterhouse LLP, independent certified public accountants, whose report with respect thereto is included elsewhere
herein.   The selected historical operating information for NorthCoast for the period April 2, 1996 (inception of operations) through December 31, 1996, has been derived from the historical financial statements of NorthCoast audited by Ernst & Young LLP, independent auditors, whose report with respect thereto is included elsewhere herein.

  With respect to the Initial Hotels, the following tables set forth (i) selected combined historical financial information for the Initial Hotels as of and for each of the years in the three-year period ended December 31, 1994 and for the period January 1, 1995 through October 1, 1995, and (ii) selected historical financial information for Troy Park Associates as of and for each of the years in the three-year period ended December 29, 1994. The selected combined historical financial information for the Initial Hotels as of December 31, 1994, and for the year ended December 31, 1994, and the period January 1, 1995 through October 1, 1995, has been derived from the historical Combined Financial Statements of the Initial Hotels audited by Ernst & Young LLP, independent auditors, whose report is based in part on the reports of Coopers & Lybrand L.L.P., independent accountants, as set forth in their respective reports thereon for Certain of the Initial Hotels and Troy Hotel Investors. The financial information for Troy Park Associates as of December 29, 1994 and for the period January 1, 1994 through December 29, 1994, has been derived from the historical financial statements of Troy Park Associates audited by Coopers and Lybrand L.L.P., independent accountants, as set forth in their report thereon. Such reports are located elsewhere herein.

  The unaudited pro forma operating information is presented as if the Initial Offering, the Private Placement, the Follow-on Offering and subsequent investments in 26 hotel properties acquired through December 31, 1996 had occurred as of January 1, 1995, and carried forward through each period presented. The unaudited pro forma information does not purport to represent what Patriot's or the Combined Lessees' results of operations would actually have been if such transactions had, in fact, occurred on such date or to project Patriot's or the Combined Lessees' results of operations for any future period.

  The following selected financial information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and notes thereto located elsewhere herein.

                      PATRIOT AMERICAN HOSPITALITY, INC.
  SELECTED CONSOLIDATED HISTORICAL AND PRO FORMA OPERATING AND FINANCIAL DATA
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                              Historical
                                          ---------------------------------------------------------------------------------
                                             Period
                                            October 2,
                                              1995
                                          (inception of                         Quarter Ended                       Year
                                            operations)         ----------------------------------------------      Ended
                                             through              MARCH        JUNE      SEPTEMBER    DECEMBER     December
                                            December                31          30          30           31          31,
                                            31, 1995            -------     -------      ---------    --------      1996
                                          -------------      (unaudited)    (unaudited)  (unaudited) (unaudited)  ---------
OPERATING DATA:
 Participating lease revenue...............  $ 10,582         $ 12,371      $ 17,913      $ 22,466    $ 23,143     $ 75,893
 Income before minority interests
  extraordinary item.......................     7,064            8,286        10,499        14,194      11,834       44,813
 Income before extraordinary item..........     6,096            7,128         8,683        12,024      10,156       37,991
 Net income applicable to
  common shareholders......................  $  5,359         $  7,128      $  8,683      $ 12,024    $ 10,156     $ 37,991
                                             ========         ========      ========      ========    ========     ========
PER SHARE DATA (1):
 Net income before  extraordinary item.....  $   0.21         $   0.24      $   0.29      $   0.30    $   0.23     $   1.06
 Extraordinary item, net of
  minority interest........................     (0.03)              --            --            --          --           --
                                             --------         --------      --------      --------    --------     --------
 Net income applicable to common
  shareholders.............................  $   0.18         $   0.24      $   0.29      $   0.30    $   0.23     $   1.06
                                             ========         ========      ========      ========    ========     ========
 Dividends per common share................  $   0.24         $   0.24      $   0.24      $   0.24    $   0.26     $   0.98
                                             ========         ========      ========      ========    ========     ========
 Weighted average common shares and
  common shares equivalents outstanding....    29,350           29,468        30,348        39,808      44,116       35,938
                                             ========         ========      ========      ========    ========     ========
 Number of hotels (at end of period).......        22               25            33            42          46           46
 Number of rooms (at end of period)........     4,924            5,754         7,538        10,246      11,340       11,340

                                                                                                       UNAUDITED PRO FORMA
                                                                                                     -----------------------
                                                                                                           YEAR ENDED
                                                                                                          DECEMBER 31,
                                                                                                     -----------------------

                                                                                                       1995           1996
                                                                                                     --------       --------
OPERATING DATA:
 Participating lease revenue (2)...................................................................  $ 95,017       $102,980
 Income before minority interests (3)..............................................................    42,798         50,973
 Net income applicable to common shareholdrs.......................................................  $ 36,869       $ 43,884
                                                                                                     ========       ========
PER SHARE DATA (1):
 Net income applicable to common shareholders......................................................  $   0.84       $   1.01
                                                                                                     ========       ========
Weighted average common shares and
 common share equivalents outstanding..............................................................    43,614         43,614


                                                                                                           HISTORICAL
                                                                                                     -----------------------
                                                                                                       1995           1996
                                                                                                     --------       --------
BALANCE SHEET DATA:
 Investment in hotel properties, at cost, net......................................................  $265,759       $641,825
 Total assets......................................................................................   324,224        760,931
 Total debt........................................................................................     9,500        214,339
 Minority interest in Patriot Partnership..........................................................    41,522         68,562
 Minority interest in other partnerships...........................................................        --         11,711
 Shareholders' equity..............................................................................   261,778        437,039


(Notes on page 25.)

                               COMBINED LESSEES
           SELECTED HISTORICAL AND COMBINED PRO FORMA OPERATING DATA
                                (IN THOUSANDS)

                                                                           HISTORICAL
                                                          -----------------------------------------------
                                                                    CHC LEASE
                                                                     PARTNERS                NORTHCOAST
                                                          -------------------------------  --------------
                                                               PERIOD                            PERIOD
                                                           OCTOBER 2, 1995                    APRIL 2, 1996
                                                             (INCEPTION)                       (INCEPTION)
                                                               THROUGH          YEAR ENDED       THROUGH
                                                              DECEMBER 31,      DECEMBER 31,    DECEMBER 31,
                                                                 1995            1996           1996
                                                          ----------------  -------------  --------------
OPERATING DATA:
 Room revenue....................................................  $21,092       $109,537        $ 27,402
 Food and beverage revenues......................................    8,524         36,225          12,900
 Conference center revenue.......................................      576          2,354              --
 Telephone and other revenue.....................................    1,703         10,175           2,518
                                                                   -------       --------        --------
   Total revenue.................................................   31,895        158,291          42,820
                                                                   -------       --------        --------
 Hotel operating expenses........................................   20,386        102,133          29,012
 Participating Lease payments....................................   10,432         54,186          12,553
                                                                   -------       --------        --------
 Income before Lessee expenses...................................    1,077          1,972           1,255
 Lessee expenses (4).............................................      568          2,304           1,347
                                                                   -------       --------        --------
 Net income (loss)...............................................  $   509       $   (332)       $    (92)
                                                                   =======       ========        ========


                                                                                   UNAUDITED COMBINED
                                                                                       PRO FORMA
                                                                                 YEAR ENDED DECEMBER 31,
                                                                                 ------------------------
                                                                                   1995            1996
                                                                                 --------        --------
OPERATING DATA:
 Room revenue..................................................................  $206,662        $217,626
 Food and beverage revenues....................................................    83,781          83,822
 Conference center revenue.....................................................     2,434           2,354
 Telephone and other revenue...................................................    21,054          21,767
                                                                                 --------        --------
   Total revenue...............................................................   313,931         325,569
                                                                                 --------        --------
  Hotel operating expenses.....................................................   217,180         222,618
  Participating Lease payments (2).............................................    95,017         102,981
                                                                                 --------        --------
  Income (loss) before Lessee expenses.........................................     1,734             (30)
  Lessee expenses (4)..........................................................     7,260           7,016
                                                                                 --------        --------
   Net loss....................................................................  $ (5,526)       $ (7,046)
                                                                                 ========        ========

(Notes on page 25.)

                              INITIAL HOTELS (5)
                  SELECTED COMBINED HISTORICAL FINANCIAL DATA
                            (DOLLARS IN THOUSANDS)




                                                                                                PERIOD
                                                                                           JANUARY 1, 1995
                                                                                               THROUGH
                                                              YEAR ENDED DECEMBER 31,         OCTOBER 1,
                                                         -----------------------------------------------
                                                            1992         1993        1994        1995
                                                         ---------    ---------    ---------   ---------
OPERATING DATA:
 Room revenue..........................................  $ 35,844    $ 57,504    $ 69,969      $65,192
 Food and beverage revenue.............................    13,533      20,168      23,770       21,872
 Conference center revenue.............................     1,794       1,970       2,149        1,858
 Telephone and other revenue...........................     2,842       4,660       5,593        5,860
                                                         --------    --------    --------      -------
   Total revenue.......................................    54,013      84,302     101,481       94,782

 Departmental and other expenses (6)...................    40,795      61,555      70,888       66,071
 Real estate and personal property taxes
   and casualty insurance..............................     2,299       3,539       3,786        3,413
 Depreciation and amortization.........................     4,243       6,649       8,832        7,694
 Interest expense......................................     5,290       9,609      11,197       11,674
                                                         --------    --------    --------      -------
 Income before sale of assets and
   extraordinary item..................................     1,386       2,950       6,778        5,930
 Gain (loss) on sale of assets.........................       (12)        (41)        170           --
 Extraordinary item....................................        --          --          --       (1,803)
                                                         --------    --------    --------      -------
 Net income............................................  $  1,374    $  2,909    $  6,948      $ 4,127
                                                         ========    ========    ========      =======

BALANCE SHEET DATA:
 Investment in hotel properties, net...................  $103,422    $128,555    $149,034      $    --
 Total assets..........................................   115,284     144,982     171,119           --
 Mortgages and other notes payable.....................    85,624     114,619     131,095           --
 Capital lease obligations.............................       538         803       2,284           --
 Total partners' and owners' equity....................    24,739      14,142      19,262           --

OTHER DATA:
 Number of hotels (at end of period)...................        16          19          20           20
 Number of rooms (at end of period)....................     3,186       3,857       4,207        4,206


(Notes on page 25.)

                             TROY PARK ASSOCIATES
                      SELECTED HISTORICAL FINANCIAL DATA
                                (IN THOUSANDS)



                                                                                 DECEMBER 31,
                                                                              -------------------      DECEMBER 29,
                                                                                1992      1993            1994
                                                                              --------   --------       --------
OPERATING DATA:
 Room revenue................................................................ $  7,453   $  7,966       $  9,085
 Food and beverage revenue...................................................    5,580      6,123          6,387
 Conference center revenue...................................................       --         --             --
 Telephone and other revenue.................................................      950      1,014          1,076
                                                                               -------    -------       --------
   Total revenue.............................................................   13,983     15,103         16,548
 Departmental and other expenses (6).........................................   10,840     11,533         12,402
 Real estate and personal property taxes
   and casualty insurance....................................................      859        818            800
 Depreciation and amortization...............................................    2,115      2,043          2,207
 Interest expense............................................................    3,420      3,304          2,368
                                                                               -------    -------       --------
                                                                                (3,251)    (2,595)        (1,229)
 Provision for impairment of assets (7)......................................       --         --         11,504
                                                                               -------    -------       --------
 Loss before sale of assets and extraordinary item...........................   (3,251)    (2,595)       (12,733)
 Extraordinary item (8)......................................................       --     16,655             --
                                                                               -------    -------       --------
 Net income (loss)...........................................................  $(3,251)   $14,060       $(12,733)
                                                                               =======    =======       ========

BALANCE SHEET DATA:
 Investment in hotel properties, net.........................................  $33,447    $31,889       $ 19,497
 Total assets................................................................   36,124     35,302         22,384
 Mortgages and other notes payable...........................................   34,011     20,250         20,048
 Capital lease obligations...................................................      116         65             10
 Total partners' and owners' equity (deficit)................................   (1,284)    12,776             43


(Notes on following page.)

NOTES TO SELECTED FINANCIAL DATA

(1) Per share amounts and number of shares outstanding have been restated to reflect the impact of the recent 2-for-1 stock split effected in the form of a stock dividend distributed on March 18, 1997 to shareholders of record on March 7, 1997.
(2) With respect to the pro forma information, represents participating lease payments from the Lessees to the Patriot Partnership calculated on a pro forma basis by applying the provisions of the Participating Leases to the historical revenue of the hotels as if January 1, 1995 were the beginning of a lease year.
(3) Pro forma operating results do not include the effect of extraordinary items reported on a historical basis.
(4) Historical Lessee expenses represent management fees paid to certain of the Operators and Lessee overhead expenses, net of dividend and interest income earned by the Lessees. Management fees paid to the Operators are subordinate to the Lessees' obligations to Patriot under the Participating Lease agreements. Pro forma Lessee income excludes pro forma dividends on approximately 300,000 OP Units, which form a portion of the required capitalization of certain of the Lessees and pro forma interest income associated with the Lessees' working capital balances.
(5) The combined historical financial data are derived from the combined financial statements of the Initial Hotels, which include the financial position and results of operations of the Marriott Hotel in Troy, Michigan from the date of acquisition (December 30, 1994) only.
(6) Represents departmental costs and expenses, general and administrative, repairs and maintenance, utilities, marketing and management fees.
(7) Represents a provision for impairment of long-lived assets with respect to the Marriott Hotel in Troy, Michigan prior to its acquisition in December 1994.
(8) Represents gain resulting from extinguishment of indebtedness related to the Marriott Hotel in Troy, Michigan in 1993.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The accompanying discussion and analysis of financial condition and results of operations is based on the consolidated financial statements of Patriot, the financial statements of CHC Lease Partners, the financial statements of NorthCoast Hotels, L.L.C., the combined historical financial statements of the Initial Hotels and the historical financial statements of Troy Park Associates, which are included elsewhere in this Annual Report. Certain statements in this Form 10-K constitute "forward-looking statements" as that term is defined under the Private Securities Reform Act of 1995 (the "Act") and the Securities and Exchange Commission. The words "believe", "expect", "anticipate", "intend", "estimate" and other expressions which are predictions of or indicate future events and trends and which do not relate to historical matters identify forward-looking statements. Reliance should not be placed on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievement of Patriot to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. Patriot undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. Certain factors that might cause a difference include, but are not limited to, Patriot's dependence upon rental payments from the Lessees for substantially all Patriot's income and the dependence upon the abilities of the Lessees and the Operators to manage the hotels, risks associated with the hotel industry and real estate markets in general, and risks associated with debt financing.

  In March 1997, Patriot executed a 2-for-1 stock split in the form of a dividend. Unless otherwise indicated, all references hereafter to outstanding shares, per share amounts, market prices of Patriot's common stock and options to purchase common stock give effect to the 2-for-1 stock split.

  The number of OP Units currently outstanding will remain unchanged after the 2-for-1 stock split. However, the OP Unit conversion factor will be changed as a result of the stock split such that each OP Unit subject to redemption will now be redeemed for cash equal to the value of two shares of Patriot's common stock (or, at Patriot's election, Patriot may purchase each OP Unit offered for redemption for two shares of common stock).

BACKGROUND

  Patriot American Hospitality, Inc. (collectively with its subsidiaries, "Patriot"), a Virginia corporation, was formed April 17, 1995 as a self-administered real estate investment trust ("REIT") for the purpose of acquiring equity interests in hotel properties. On October 2, 1995, Patriot completed its initial public offering (the "Initial Offering") of 29,210,000 shares of its common stock and commenced operations. Patriot, through its wholly-owned subsidiary, PAH LP, Inc., contributed substantially all of the net proceeds of the Initial Offering to Patriot American Hospitality Partnership, L.P. (the "Patriot Partnership") in exchange for an approximate 85.3% limited partnership interest in the Patriot Partnership. Patriot, through its wholly-owned subsidiary, PAH GP, Inc., is the sole general partner and the holder of a 1.0% general partnership interest in the Patriot Partnership.

  The Patriot Partnership used approximately $263,600,000 of the net proceeds from Patriot to acquire 20 hotel properties with a total of 4,206 guest rooms (the "Initial Hotels") from various entities and to repay existing mortgages and other indebtedness of the Initial Hotels. In addition, in connection with the Initial Offering, Patriot closed on a line of credit (the "Line of Credit") with PaineWebber Real Estate Securities, Inc. ("PaineWebber Real Estate") to be utilized primarily for the acquisition of additional hotels, renovation of certain hotels and for working capital.

  In 1995, Patriot used the balance of the proceeds from the Initial Offering, together with proceeds from the Line of Credit, to finance acquisitions of two additional hotel investments, provide for renovations to existing hotels and for working capital.

  During 1996, Patriot acquired 24 hotel properties in 13 states with an aggregate 6,416 guest rooms. The total purchase price for these hotels, including acquisition costs, was approximately $403,249,000.

  Patriot leases each of its Hotels, except the Crowne Plaza Ravinia Hotel and the Marriott WindWatch Hotel, which are separately owned through special purpose corporations, to lessees that are responsible for operating the hotels (the "Lessees"). Patriot leases 24 of the Hotels to CHC Lease Partners for staggered terms of ten to twelve years pursuant to separate participating leases providing for the payment of the greater of base or participating rent, plus certain additional charges, as applicable (the "Participating Leases"). Nine of the Hotels are leased to NorthCoast Hotels, L.L.C. ("NorthCoast") under similar Participating Lease agreements. DTR North Canton, Inc. (the "Doubletree Lessee"), a subsidiary of Doubletree Hotels Corporation, leases six hotels and Crow Hotel Lessee, Inc. (the "Wyndham Lessee") leases two hotels under similar Participating Lease agreements. Grand Heritage Leasing, L.C.C. (the "Grand Heritage Lessee") leases two hotels and Metro Lease Partners, Inc. ("Metro Lease Partners") leases one hotel under similar Participating Lease agreements. The Crowne Plaza Ravinia Hotel and the Marriott WindWatch Hotel acquisitions were structured without lessees.

  As of December 31, 1996, Patriot, through the Patriot Partnership, PAH Ravinia, Inc. ("PAH Ravinia"), PAH Windwatch, L.L.C. ("PAH Windwatch") and other partnerships, owned 46 hotel properties in 18 states with an aggregate 11,340 guest rooms (the "Hotels"). The Hotels are diversified by franchise or brand affiliation and serve primarily major U.S. business centers, including Atlanta, Boston, Chicago, Cleveland, Dallas, Denver, Houston, Miami, New York and Seattle. In addition to hotels catering primarily to business travelers, the Hotels include prominent hotels in major tourist destinations, including New Orleans, San Antonio, Fort Lauderdale and San Diego. The Hotels include 40 full service hotels, 4 limited service hotels, one resort and an executive conference center. Forty-two of the Hotels are operated under franchise or brand affiliations with nationally recognized hotel companies.

RESULTS OF OPERATIONS OF PATRIOT

Actual (for the year ended December 31, 1996)

  For the year ended December 31, 1996, Patriot earned $75,893,000 in Participating Lease revenue from the Lessees, net of leasing cost amortization of $116,000. Interest and other income, which was $600,000 for the year, consisted primarily of interest income earned on invested cash balances. Depreciation and amortization expense was $17,420,000 for the year. Real estate and personal property taxes and insurance was $7,150,000 and general and administrative expenses were $4,500,000 (including amortization of unearned executive compensation of $1,068,000). Patriot reported $7,380,000 of interest expense for the year which included $6,755,000 of interest incurred on the Line of Credit balance outstanding and $431,000 of amortization of deferred financing costs. Ground lease expense related to the Holiday Inn Lenox in Atlanta, Georgia and the Hyatt Regency in Lexington, Kentucky totaled $1,075,000. Patriot's share of income from unconsolidated subsidiaries was $5,845,000 and the minority interest's share of income of Patriot was $6,822,000 (including $55,000 related to the minority interest in the partnerships with DTR). The resulting net income applicable to common shareholders was $37,991,000.

Actual (for the period October 2, 1995 through December 31, 1995)

  For the period October 2, 1995 (inception of operations) through December 31, 1995, Patriot earned $10,582,000 in Participating Lease revenue from the Lessees, net of leasing cost amortization of $23,000. Interest and other income, which was $513,000 for the period, consisted primarily of interest income earned on invested cash balances resulting from exercise of the Underwriter's over-allotment option in connection with the Initial Offering. Depreciation and amortization expense for the period was $2,590,000. Real estate and personal property taxes and insurance for the period was $901,000 and general and administrative expenses were $607,000 (including amortization of unearned executive compensation of $71,000). Patriot reported $89,000 of interest expense for the period which consists of $62,000 of interest incurred on the Line of Credit balance outstanding and $27,000 of amortization of deferred financing costs. Patriot's share of income from an unconsolidated subsidiary was $156,000 and the minority interest's share of income of Patriot was $968,000. Patriot reported extraordinary losses totaling $737,000 (net of the minority interest's share of losses) related to the pay-off of assumed mortgage debt on hotel properties acquired. The resulting net income applicable to common shareholders was $5,359,000.

Pro Forma (for the years ended December 31, 1996 and 1995)

  On a pro forma basis, Patriot's lease revenue grew 8.4% from $95,017,000 in 1995 to $102,980,000 in 1996, reflecting improvements in average room rates due to continuing improvement in market conditions in the U.S. lodging industry during 1996 and improved results from renovated and repositioned hotels (see Pro Forma Results of Operations of Lessees below). Pro forma interest and other income increased 7.1% from $580,000 in 1995 to $621,000 in 1996 as a result of increased interest income from cash reserved for capital improvements. Total operating expenses increased moderately (approximately 4%) from $57,475,000 in 1995 to $59,845,000 in 1996. As a result, pro forma net income increased $7,015,000, or approximately 19.0%, from $36,869,000 in 1995 to $43,884,000 in
1996.

Funds from Operations

  Funds from Operations (as defined and computed below) was $64,463,000 for the year ended December 31, 1996 and $9,798,000 for the period October 2, 1995 (inception of operations) through December 31, 1995. On a pro forma basis, Funds from Operations was $78,919,000 for the year ended December 31, 1996 compared to $69,704,000 for the year ended December 31, 1995.

  Patriot considers Funds from Operations to be a key measure of REIT performance. Funds from Operations represents net income (loss) (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring or sales of property, plus depreciation of real property, and after adjustments for unconsolidated partnerships, joint ventures and corporations. Adjustments for Patriot's unconsolidated subsidiaries are calculated to reflect Funds from Operations on the same basis. Patriot has also made certain adjustments to Funds from Operations for real estate related amortization and extraordinary losses. Funds from Operations should not be considered as an alternative to net income or other measurements under generally accepted accounting principles as an indicator of operating performance or to cash flows from operating, investing or financing activities as a measure of liquidity. Funds from Operations does not reflect working capital changes, cash expenditures for capital improvements or principal payments on indebtedness.

  The following reconciliation of net income to Funds from Operations illustrates the difference between the two measures of operating performance:

                                                                            1995 (1)        1996
                                                                          --------         -------
                                                                               (in thousands)
   Net income..........................................................   $  5,359         $37,991
   Add:
     Minority interest in Patriot Partnership..........................        968           6,767
     Extraordinary item, net of minority interest......................        737              --
     Depreciation of buildings and improvements
       furniture, fixtures and equipment...............................      2,529          17,302
     Amortization of franchise fees....................................         27              88
     Amortization of capitalized lease costs...........................         23             116
   Adjustment for Funds from Operations of
       unconsolidated subsidiaries:
       Equity in earnings of unconsolidated subsidiaries...............       (156)         (5,845)
       Funds from operations of unconsolidated subsidiaries............        311           8,044
                                                                          --------         -------
   Funds from Operations...............................................   $  9,798         $64,463
                                                                          ========         =======
   Patriot's share of Funds from Operations............................   $  8,456         $54,744
                                                                          ========         =======
   Primary (2):
     Weighted average shares and OP Units
       outstanding (3).................................................     34,001          42,200
                                                                          ========         =======
     Weighted average number of common shares and
       common share equivalents outstanding............................     29,350          35,938
                                                                          ========         =======
   Fully-diluted (2):
     Weighted average shares and OP Units
       outstanding (3).................................................     34,048          42,516
                                                                          ========         =======
     Weighted average number of common shares and
       common share equivalents outstanding............................     29,397          36,254
                                                                          ========         =======

_________________
(1)  For the period October 2, 1995 (inception of operations) through
     December 31, 1995.
(2) Shares have been restated to reflect the impact of the recent 2-for-1 stock split effected in the form of a stock dividend distributed on March 18, 1997 to shareholders of record on March 7, 1997.
(3) The number of OP Units used in the calculation is based upon the equivalent number of shares of Patriot's common stock after giving effect to the change in the OP Unit conversion factor which coincides with the 2-for-1 stock split.

RESULTS OF OPERATIONS OF THE LESSEES

Actual (for the year ended December 31, 1996)

  CHC Lease Partners. For the year ended December 31, 1996, CHC Lease Partners had room revenues of $109,537,000 from the 24 hotels it leased during the year. Food and beverage, conference center and other revenues were $48,754,000 for the year. Participating Lease payments and hotel operating expenses were $54,186,000 and $102,133,000, respectively, and net loss was $332,000.

  NorthCoast. For the period April 2, 1996 (inception of operations) through December 31, 1996, NorthCoast had room revenues of $27,402,000 from the nine hotels it leased during the year. Food and beverage and other revenues were $15,418,000 for the period. Participating Lease payments and hotel operating expenses were $12,553,000 and $29,012,000, respectively, and net loss was $92,000.

  Combined Lessees. For the year ended December 31, 1996, the combined Lessees (consisting of CHC Lease Partners, NorthCoast, Doubletree Lessee, Wyndham Lessee, Grand Heritage Lessee, and Metro Lease Partners) had room revenues of $155,856,000 from the 44 hotels leased to the Lessees during the year. Food and beverage, conference center and other revenues were $73,654,000 for the year. Participating Lease payments and hotel operating expenses were $75,893,000 and $150,037,000, respectively, and net loss was $1,008,000.

Actual (for the period October 2, 1995 through December 31, 1995)

  CHC Lease Partners. For the period October 2, 1995 (inception) through December 31, 1995, CHC Lease Partners had room revenues of $21,092,000 from the Initial Hotels. Food and beverage, conference center and other revenues were $10,803,000 for the period. Participating Lease payments and hotel operating expenses were $10,432,000 and $20,386,000, respectively, and net income was $509,000.

  Combined Lessees. For the period October 2, 1995 (inception of CHC Lease Partners) through December 31, 1995, the combined Lessees (consisting of CHC Lease Partners and Metro Lease Partners) had room revenues of $21,508,000. Food and beverage, conference center and other revenues were $10,957,000 for the period. Participating Lease payments and hotel operating expenses were $10,582,000 and $20,801,000, respectively, and net income was $509,000.

Pro Forma (for the years ended December 31, 1996 and 1995)

  CHC Lease Partners. Pro forma room revenue increased from $113,022,000 in 1995 to $118,652,000 in 1996, an increase of $5,630,000 or 5.0%. Average occupancy decreased from 70.9% in 1995 to 68.9% in 1996 and average daily rates increased from $79.10 in 1995 to $85.23 in 1996, resulting in a 4.7% increase in revenue per available room from $56.07 in 1995 to $58.71 in 1996. The increases in both average daily rates and revenue per available room were primarily due to continuing improvement in market conditions in the U.S. lodging industry, completion of renovations at certain of the Initial Hotels and increased marketing efforts.

  Pro forma food and beverage revenue decreased from $43,185,000 to $41,835,000, a total of $1,350,000, a variance of 3.1%, primarily as a result of the decrease in banquet and catering business for the Atlanta hotel properties primarily due to the Olympics. Conference center revenue decreased from $2,434,000 to $2,354,000, a decrease of $80,000, or 3.3%. Telephone and other revenue increased from $12,016,000 to $12,361,000, an increase of $345,000, or 2.9%, due primarily to pricing changes during the period.

  Pro forma Participating Lease payments were $57,381,000 for 1996 compared to $52,760,000 in 1995, an increase of 8.8%. Pro forma hotel operating expenses increased from $115,664,000 to $116,692,000, an increase of $1,028,000, or less than 1%. General and administrative expenses increased $1,330,000, or 9.1%, primarily due to additional salaries and related benefit costs. Marketing expenses increased $263,000, or 1.6%, as a result of increased marketing efforts at newly renovated hotels. Pro forma hotel operating expenses as a percentage of total revenue decreased from 67.8% in 1995 to 66.6% in 1996 primarily due to stabilization of certain operating costs.

  Lessee expenses, which on a pro forma basis consist of management fees and overhead expenses, net of interest and dividend income, decreased $44,000 or 1.9%, from $2,278,000 in 1995 to $2,234,000 in 1996 primarily as a result of the increase in historical interest and dividend income.

  CHC Lease Partners' net loss on a pro forma basis was $45,000 in 1995 compared to net loss of $1,105,000 in 1996 as a result of the variances discussed above.

  NorthCoast. Pro forma room revenue increased from $40,750,000 in 1995 to $42,797,000 in 1996, an increase of $2,047,000 or 5.0%. Average occupancy decreased from 68.6% in 1995 to 67.4% in 1996 and average daily rates increased from $79.55 in 1995 to $84.84 in 1996 resulting in a 4.8% increase in revenue per available room from $54.54 in 1995 to $57.17 in 1996. The increases in both average daily rates and revenue per available room were primarily due to continuing improvement in market conditions in the U.S. lodging industry and increased marketing efforts at newly renovated hotels.

  Pro forma food and beverage revenue increased from $19,525,000 to $19,575,000, a total of $50,000, or less than 1%. Telephone and other revenue increased from $3,705,000 to $3,878,000, an increase of $173,000, or 4.7%, due primarily to pricing changes during the period and increased marketing efforts at newly renovated hotels.

  Pro forma Participating Lease payments were $20,293,000 for 1996 compared to $18,996,000 in 1995, an increase of 6.8% primarily due to increased rooms revenue. Pro forma hotel operating expenses increased from $44,801,000 in 1995 to $46,229,000 in 1996, an increase of $1,428,000, or 3.2%. Of this amount,
$751,000 was attributable to increased departmental costs and expenses as a result of increased salaries and benefits at certain of the hotels. General and administrative expenses increased $291,000, or 5.3%, while marketing expenses increased only slightly. Pro forma hotel operating expenses as a percentage of total revenue decreased from 70.0% in 1995 to 69.8% in 1996, a decrease of less than 1%.

  Lessee expenses, which on a pro forma basis consist of management fees and overhead expenses, decreased $170,000 or 8.1%, from $2,088,000 in 1995 to $1,918,000 in 1996 primarily as a result of decreased management fees in accordance with the terms of certain management agreements.

  NorthCoast's net loss on a pro forma basis was $1,905,000 in 1995 compared to a net loss of $2,190,000 in 1996.

  Combined Lessees. On a combined basis, pro forma room revenue from the hotels was $217,626,000 for the year ended December 31, 1996, an increase of 5.3% from $206,662,000 in 1995. Food and beverage, conference center and other revenues increased less than 1% to $107,943,000 for 1996 compared to $107,269,000 for 1995. Combined pro forma Participating Lease payments were $102,980,000 for 1996 compared to $95,017,000 in 1995, a 8.4% increase, as a result of increased room revenues. Hotel operating expenses on a pro forma basis increased 2.5% to $222,618,000 for the year ended December 31, 1996 compared to $217,180,000 for 1995. Combined pro forma net loss for the year ended December 31, 1996 was $7,046,000 compared to a net loss of $5,526,000 in 1995.

RESULTS OF OPERATIONS OF THE INITIAL HOTELS

  For the Period January 1, 1995 through October 1, 1995. The Initial Hotels had room revenues of $65,192,000 for the period January 1, 1995 through October 1, 1995. On a same property basis (including all the Initial Hotels except the Marriott Hotel which was acquired in December 1994), each of the Initial Hotels achieved increased room revenue in 1995 compared to 1994 except for the Holiday Inn Northwest Houston. Average occupancy was at 73.3%, the average daily rate was $77.15 and revenue per available room was $56.56 for the period. Food and beverage, conference center and other revenue for the period was $29,590,000. Departmental and other expenses (departmental costs and expenses, general and administrative, repairs and maintenance, utilities, marketing and management fees) for the period were $66,071,000, which represents 69.7% of total revenue. Income before fixed expenses (composed of interest expense, real estate and personal property taxes, insurance, and depreciation and amortization), gain on sale of assets and extraordinary items was 30.3% of total revenue for the period, comparable to the 1994 average of 30.1%. Fixed expenses totaled $22,781,000 for the period, which represented an increase over 1994, due primarily to a one-time participating debt payment at the Bourbon Orleans Hotel of $1,242,000 as well as increased interest costs on new indebtedness incurred by the Initial Hotels in 1995. Net income for the period was $4,127,000 and reflects an extraordinary loss from debt extinguishment on the Bourbon Orleans Hotel of $1,803,000.


LIQUIDITY AND CAPITAL RESOURCES

  During the first quarter of 1996, Patriot acquired three hotels for approximately $42,587,000 (including closing costs). These acquisitions were financed with funds drawn on the Line of Credit and the issuance of 167,012 OP Units valued at approximately $4,000,000.

  During the second quarter of 1996, the maximum amount available under the Line of Credit with PaineWebber Real Estate was increased to $250,000,000 along with certain other modifications to the agreement. Additionally, Patriot acquired eight hotels for approximately $111,270,000 (including closing costs). These acquisitions were financed with funds drawn on the Line of Credit and the issuance of 331,577 OP Units valued at approximately $8,800,000.

  In May 1996, Patriot sold an aggregate of approximately $40,000,000 of securities to an institutional investor in a private placement. The securities consisted of 1,622,786 shares of common stock sold at $13.48 per share and 662,391 Preferred OP Units (the "Preferred OP Units") sold at $27.375 per unit. The common stock is at the same class of existing common stock and is entitled to the same voting and dividend rights as all outstanding common stock. The Preferred OP Units are entitled to quarterly distributions equal to 103% of the quarterly dividend paid on the common stock. Generally, three years following the issuance, the Preferred OP Units may be converted into shares of common stock on a two-for-one basis, subject to certain limitations. After ten years, Patriot will have the right to exchange all outstanding Preferred OP Units for common stock on a two-for-one basis.

  In addition, as previously discussed in Item 1. "General Development and Business", Patriot completed a Follow-on Offering of its common stock, net proceeds of which were $160,222,000 of which approximately $151,963,000 were utilized primarily to reduce amounts outstanding under the Line of Credit.

  In the third quarter of 1996, Patriot acquired nine hotels for approximately $172,601,000 (including closing costs). These acquisitions were financed with funds drawn on the Line of Credit and the issuance of 17,036 OP Units valued at approximately $500,000. In connection with the acquisition of the Wyndham Greenspoint Hotel in July 1996, Patriot obtained the $22,000,000 Greenspoint Loan from PaineWebber Real Estate. Borrowings under the Greenspoint Loan bear interest at a rate per annum equal to 30-day LIBOR plus 1.9%. As part of the Greenspoint Loan, the Line of Credit was further modified to provide that while the Greenspoint Loan is outstanding, the maximum amount that Patriot could draw on the Line of Credit would be $228,000,000. The Line of Credit and the Greenspoint Loan are cross-defaulted.

  In the fourth quarter of 1996, Patriot acquired four hotels for approximately $76,791,000 (including closing costs). These acquisitions were financed with funds drawn on the Line of Credit and the issuance of 85,078 OP Units valued at approximately $3,100,000. As of December 31, 1996, Patriot had $214,339,000 outstanding on the Line of Credit and the Greenspoint Loan.

  Borrowings under the Line of Credit generally bear interest at a rate per annum equal to the 30-day LIBOR rate plus 1.9%. The Line of Credit is secured by a mortgage on certain of the hotels.

  In January 1997, the maximum amount available under the Line of Credit was increased to $475,000,000, along with the modification of certain terms. Currently however, the maximum amount that Patriot may draw on the Line of Credit is reduced by $48,000,000 as a result of the single asset loans on the Wyndham Greenspoint Hotel and the debt assumed in connection with the Carefree Acquisition.

  As previously discussed in Item 1. "Recent Developments," Patriot acquired six additional hotel and resort properties in January 1997 including the four Carefree Resorts, the Radisson Hotel in Overland Park, Kansas and the Radisson Hotel in Northbrook, Illinois for approximately $286,900,000. These acquisitions were financed with funds drawn on the Line of Credit and the issuance of approximately 1,295,077 OP Units valued at approximately $58,700,000. In March 1997, Patriot acquired the Holiday Inn Redmont Hotel in Birmingham, Alabama for a purchase price of approximately $2,600,000 and a separate partnership in which the Patriot Partnership holds a 90% general partnership interest and DTR PAH Holding, Inc. holds a 10% limited partnership interest acquired the Luxford Suites Hotel in Minneapolis, Minnesota for total consideration of approximately $18,500,000. These acquisitions were financed with a combination of cash, funds drawn on the Line of Credit and the issuance of OP Units.

  As of March 18, 1997, Patriot had approximately $427,000,000 available under the Line of Credit of which approximately $397,723,000 was outstanding. As of such date, Patriot also had outstanding approximately $63,989,000 of other mortgage debt, resulting in total indebtedness of approximately $461,712,000. The Line of Credit is currently secured by 37 of the 54 hotels and Patriot has single asset mortgage loans which encumber three additional hotels.

  As previously discussed in Item 1. "Recent Developments," Patriot has entered into letters of intent and contracts to acquire; Grand Heritage Hotels, a hotel management and marketing company, and other Grand Heritage subsidaries (including the Grand Heritage Lessee); to purchase the Ambassador West Hotel in Chicago, Illinois; and to make an investment in the Broadview Hotel in Wichita, Kansas for a total consideration of approximately $40,800,000, as well as to acquire 14 additional hotels with an aggregrate purchase price of approximately $378,200,000. These acquisitions are subject to a number of conditions including completion of Patriot's due diligence. Patriot currently intends to use Line of Credit borrowings, OP Units and/or additional permanent debt or equity capital to acquire these assets during the first and second quarters of 1997. While no definitive agreements with respect to the acquisition of additional hotels have been entered into, Patriot expects additional acquisitions will be completed during the remainder of 1997 which will be funded through a new credit facility or through permanent debt or equity financing.

  Additionally as previously discussed in Item 1. "Recent Developments," in connection with the proposed Merger and the Related Transactions with Cal Jockey and Bay Meadows, Patriot will provide Cal Jockey and Bay Meadows with the funds necessary to satisfy their payment obligations under the terms of the Merger Agreement by borrowing the necessary amounts under the Line of Credit or other financing sources.

  Patriot is currently in negotiations with certain lenders regarding expanding and replacing the Line of Credit with a new credit facility with availability of up to approximately $800 million (the "New Credit Facility"), which would consist of a $400 million term loan and a $400 million line of credit. It is anticipated that the New Credit Facility would initially be secured, but would become unsecured in the event that Patriot or New Patriot REIT receives an investment grade unsecured debt rating. While negotiations concerning the New Credit Facility are ongoing, there can be no assurance that such a credit facility will be obtained, or if obtained, when it will become effective or available or what the specific terms of such facility will be.

  In addition, Patriot is evaluating other permanent sources of capital, including equity and long-term debt. It is expected that additional common or preferred stock offerings will be used both to acquire hotel properties and to limit Patriot's overall debt to market capitalization ratio.

  Patriot's principal source of cash to meet its cash requirements, including distributions to its shareholders, is its share of the Patriot Partnership's cash flow. The Patriot Partnership's principal source of revenue is rent payments under the Participating Leases. The Lessees' ability to make rent payments to the Patriot Partnership and, therefore, Patriot's liquidity, including the ability to make distributions to its shareholders, is dependent upon the Lessees' ability to generate sufficient cash flow from operation of the hotels.

  Cash and cash equivalents as of December 31, 1996 were $6,604,000, including capital improvement reserves of $2,458,000. Additionally, the December 31, 1996 lease revenue receivable was $5,351,000, of which $4,726,000 was paid by the Lessees in January 1997. Cash flows from operating activities of Patriot was $61,196,000 for the year ended December 31, 1996, which primarily represents collection of rents under the Participating Leases, less Patriot's operating expenses for the period. Cash flows used in investing activities in the amount of $419,685,000 for the year ended December 31, 1996 resulted from the acquisition of hotel properties and investments in a mortgage loan to PAH Windwatch. Cash flows from financing activities of $360,324,000 for the year ended December 31, 1996 was primarily related to borrowings on the Line of Credit, net proceeds from the sale of common stock in the Follow-on Offering and net proceeds from the sale of common stock and Preferred OP Units in the Private Placement, net of payments of dividends and distributions and redemption of OP Units.

RENOVATIONS AND CAPITAL IMPROVEMENTS

  Pursuant to the Participating Leases, Patriot is obligated to establish a reserve for each hotel for capital improvements, including the periodic replacement or refurbishment of furniture, fixtures and equipment ("F, F & E"). The aggregate amount of such reserves average 4.0% of total revenue, with the amount of such reserve with respect to each hotel based upon projected capital requirements of such hotel. Management believes such amounts are sufficient to fund recurring capital expenditures for the hotels. Capital expenditures, exclusive of renovations, may exceed 4.0% of total revenues in a single year.

  Patriot completed over $16,873,000 of capital improvements during 1996 as well as commenced and completed renovations at certain of the Hotel properties. During 1996, approximately $11,097,000 of total capital improvement expenditures was related to significant renovations at certain of the hotel properties which included upgrading the rooms, public meeting space and lobby areas. Patriot has budgeted approximately $20,768,000 of capital improvements, excluding renovations, to complete recurring capital expenditures in 1997 for the 54 hotels owned as of March 18, 1997.

  During 1997 for the 54 hotels owned as of March 18, 1997, Patriot has budgeted a total of approximately $39,220,000 related to the renovations or completion of renovations at a number of the hotels. Total budgeted renovations include approximately $11,744,000 related to the completion of major renovations begun during 1996 at the Tremont House in Boston, Massachusetts; The Registry Resort and Spa in Fort Lauderdale, Florida; and the WestCoast Long Beach Hotel and Marina in Long Beach, California. Additionally, major planned renovations of approximately $10,549,000 began in late 1996 and are currently in process at the Holiday Inn - Miami Airport in Miami, Florida and the Holiday Inn in Des Plaines, Illinois (both of which will be converted to Doubletree brands upon completion of the renovations); and the Doubletree Hotel in Tallahassee, Florida. Renovations which total approximately $15,514,000 are expected to be started and completed during 1997 on the recently acquired Doubletree Hotel at Allen Center in Houston, Texas; the Radisson Hotel in Northbrook, Illinois; the Radisson Hotel in Overland Park, Kansas; the Luxford Suites Hotel in Minneapolis, Minnesota (also to be branded a Doubletree Hotel) and the Pickwick Hotel in San Francisco, California.

  The budgeted capital improvements excluding renovations consist of upgrades and replacements of soft goods and furniture and fixtures, upgrades of telephone systems, and other equipment purchases and improvements which management believes will continue to enhance and maintain the revenue-producing
capabilities of certain of the hotels.   The budgeted renovations to certain of
the hotel properties include complete renovation of rooms, lobby, public areas and meeting space by replacing existing soft and hard goods with a higher quality of furnishings, with the intention of upgrading the overall quality of the hotel facility. Management believes these renovations will enhance the revenue-producing capabilities of these hotels and strengthen the hotels' position in their respective markets.

  Patriot attempts to schedule renovations and improvements during traditionally lower occupancy periods in an effort to minimize disruption to the hotel's operations. Therefore, Patriot does not believe such renovations and capital improvements will have a material effect on the results of operations of the hotels. Capital expenditures will be financed through Patriot's capital expenditure reserves, the Line of Credit or other financing sources or with working capital.

INFLATION

  Operators of hotels in general possess the ability to adjust room rates quickly. However, competitive pressures may limit the Lessees' ability to raise room rates in the face of inflation.

SEASONALITY

  The hotel industry is seasonal in nature. Revenues for certain of Patriot's hotels are greater in the first and second quarters of a calendar year and at other hotels in the second and third quarters of a calendar year. Seasonal variations in revenue at the hotels may cause quarterly fluctuations in Patriot's lease revenues.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The independent auditors' reports, financial statements and financial statement schedules listed in the accompanying index are filed as part of this report. See Index to Financial Statements and Financial Statement Schedules on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  Not applicable.


                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

  The Board of Directors consists of seven members, five of whom are Independent Directors. Each director is elected for a one-year term. Patriot currently has five executive officers. Certain information regarding the directors and executive officers of Patriot is set forth below.

       Name                                Position                        Age
-------------------  ----------------------------------------------------  ---
Paul A. Nussbaum...  Chairman of the Board and Chief Executive Officer      49
Thomas W. Lattin...  President and Chief Operating Officer                  52
Rex E. Stewart.....  Executive Vice President and Chief Financial Officer   49
Michael Murphy.....  Senior Vice President - Acquisitions                   40
Leslie Ng..........  Senior Vice President - Acquisitions                   37
Leonard Boxer......  Independent Director                                   58
John H. Daniels....  Director                                               70
John C. Deterding..  Independent Director                                   65
Gregory R. Dillon..  Independent Director                                   74
Thomas S. Foley....  Independent Director                                   68
Arch K. Jacobson...  Independent Director                                   69

  Paul A. Nussbaum became Chairman of the Board of Directors and Chief Executive Officer of Patriot in April 1995. Mr. Nussbaum founded Patriot American in 1991 and has been its Chief Executive Officer since its inception. Prior to his association with Patriot American, Mr. Nussbaum practiced real estate and corporate law in New York for 20 years, the last 12 years of which as chairman of the real estate department of Schulte Roth & Zabel. He currently serves as a member of the Dallas Citizen Counsel and is a member of the Urban Land Institute, the American College of Real Estate Lawyers and the Advisory Board of the Real Estate Center of the Wharton School of Business, University of Pennsylvania. Mr. Nussbaum is a member of the Board of Visitors of the Georgetown University Law Center and an overseer of Colby College, Waterville, Maine. He holds a B.A. from the State University of New York at Buffalo and a J.D. from the Georgetown University Law Center.

  Thomas W. Lattin was named President and Chief Operating Officer of Patriot in April 1995. He has more than 25 years of experience in the hotel industry as an executive and consultant. From 1976 through 1983, Mr. Lattin served as President of the Mariner Corporation, a hotel development and management company based in Houston, Texas. During his tenure, Mariner's hotel portfolio of owned and managed properties grew from two hotels to 25 hotels throughout the Sunbelt states. In 1984, he founded Great West Hotels, a hotel management and consulting company, and served as President and Chief Executive Officer through 1987. From 1987 through 1994, he served as the National Partner of the hospitality industry consulting practice of Laventhol & Horwath and subsequently as a partner in the national hospitality consulting group of Coopers & Lybrand L.L.P. In 1994, he joined the Hospitality Group of Kidder, Peabody & Co. Incorporated as a Senior Vice President and later served as a Senior Vice President with PaineWebber, following PaineWebber's acquisition of certain assets of Kidder, Peabody & Co. Mr. Lattin is a contributing author of an introductory textbook on hotel management, which is used by colleges and universities worldwide. Mr. Lattin holds a B.S. and M.S. in Hotel Management from the Cornell School of Hotel Administration. He is a certified public accountant.

  Rex E. Stewart became Executive Vice President and Chief Financial Officer of Patriot in April 1995. From 1993 until joining Patriot, he served as Chief Financial Officer and Treasurer of Metro Joint Venture, an independent hotel management company based in Dallas, Texas, which currently manages the Holiday Inn Select North Dallas and the Embassy Suites. He served in the same capacities for Metro Hotels, Inc. from 1986 until 1993. Previously, Mr. Stewart was the Chief Financial Officer of Lincoln Hotel Corporation, which owned and operated a chain of upscale and luxury hotels across the United States. Prior to his employment with Lincoln Hotel Corporation, Mr. Stewart was an audit manager with Arthur Andersen & Co. in Dallas. He holds a B.B.A. from Texas A&M University and an M.B.A. from the University of Southern California. He is a certified public accountant.

  Michael Murphy became Senior Vice President - Acquisitions of Patriot in April 1996. From 1986 through 1996, Mr. Murphy was Chief Executive Officer and Founder of The Stonebridge Group, Inc., a company specializing in structuring and negotiating capital market financing transactions. Mr. Murphy graduated from Williams College, Williamstown, Massachusetts and holds a J.D. from Fordham University of Law, New York.

  Leslie Ng became Senior Vice President-Acquisitions of Patriot in June 1995. From 1992 to June 1995, he served as Senior Vice President, Development of CHC International, Inc.. From 1987 until 1992, Mr. Ng was Vice President, Real Estate of Tobishima Associates, Ltd., a multinational real estate investment and development company. Prior to his association with Tobishima, Mr. Ng was a management consultant at Deloitte & Touche from 1985 to 1987 and a structural engineer at Burns and Roe, Inc., an engineering and construction management company, from 1980 to 1983. Mr. Ng has a B.E. in civil engineering from The Cooper Union and an M.B.A. from the Wharton School, University of Pennsylvania.

  Leonard Boxer became a director of Patriot in October 1995. He has been a partner and chairman of the real estate department of the law firm of Stroock & Stroock & Lavan in New York, New York since 1987. Previously, he was a founder and managing partner and head of the real estate department of Olnick Boxer Blumberg Lane & Troy, a real estate law firm in New York. Mr. Boxer is a member of the Board of Trustees of New York University Law School. He is a member of the New York Regional Cabinet of the United States Holocaust Memorial Museum. He received his B.A. and L.L.B. from New York University.

  John H. Daniels became a director of Patriot in October 1995. He has served as President of The Daniels Group Inc., a real estate development and management company, since 1984. Mr. Daniels has also served as Vice Chairman of Patriot American since its inception in 1991. Prior to forming The Daniels Group Inc., Mr. Daniels served as Chairman and Chief Executive Officer of Cadillac Fairview Corporation, a publicly held real estate development and management company. Mr. Daniels has over 40 years of real estate development and management experience. Mr. Daniels is also a director of Cineplex-Odeon Corporation, Consolidated H.C.I. Corporation, Samoth Capital Corporation and Anitech Enterprises Inc. He holds a B.S. in Architecture from the University of Toronto.

  John C. Deterding became a director of Patriot in October 1995. He has been the owner of Deterding Associates, a real estate consulting company, since June 1993. From 1975 until June 1993, he served as Senior Vice President and General Manager of the Commercial Real Estate division of General Electric Capital Corporation ("GECC"). In directing the real estate activities at GECC, he was responsible for both domestic and international lending activities, portfolio purchases, joint ventures, asset management and real estate securitization. From November 1989 to June 1993, Mr. Deterding served as Chairman of the General Electric Real Estate Investment Company, a privately held REIT. He served as Director of GECC Financial Corporation from 1986 to 1993. Mr. Deterding is also a former member and trustee of the Urban Land Institute. He holds a B.S. from the University of Illinois.

  Gregory R. Dillon became a director of Patriot in October 1995. He has been Vice Chairman Emeritus of Hilton Hotels Corporation ("Hilton") since 1993. He has been a director of Hilton since 1977 and was elected Vice Chairman in 1990. Mr. Dillon served as an Executive Vice President of Hilton from 1980 until 1993. Mr. Dillon was also Executive Vice President of Hilton's franchise company, Hilton Inns, Inc., from 1971 to 1986. He is a director of the Conrad N. Hilton Foundation and is a founding member of the American Hotel Association's Industry Real Estate Financing Advisory Council and the National Association of Corporate Real Estate Executives (NACORE). In addition to his undergraduate degree, Mr. Dillon has an L.L.B. from DePaul University.

  Thomas S. Foley became a director of Patriot in October 1995. He has been a partner in the Washington, D.C. office of Akin, Gump, Strauss, Hauer & Feld, L.L.P. since January 1995. From 1965 through 1994, Mr. Foley served 15 terms in the U.S. House of Representatives. Mr. Foley was Speaker of the U.S. House of Representatives from June 1989 through December 1994. Mr. Foley currently is a director of the H.J. Heinz Company, and he serves on the Global Advisory Board of Coopers & Lybrand L.L.P., the Board of Advisors for the Center for Strategic and International Studies and the Board of Directors for the Center for National Policy. Mr. Foley received his B.A. and L.L.B. from the University of Washington.

  Arch K. Jacobson became a director of Patriot in October 1995. He has served as President of Jacobson-Berger Capital Group, Inc., a commercial mortgage banking firm, since 1993. From 1986 to 1993, Mr. Jacobson was Chairman of Union Pacific Realty Co., a real estate management and development company. He served in various capacities with the Real Estate Department of The Prudential Insurance Company from 1955 to 1980 and was President and Chief Executive Officer of the Prudential Development Company (a subsidiary of the Prudential Insurance Company) from 1982 to 1986. Mr. Jacobson currently serves as a director of Walden Residential Properties, Inc., a publicly traded multifamily apartment REIT. He was formerly a director of La Quinta Limited Partners, and chaired the committee of independent directors that negotiated the tender offer for and purchase of that company in 1994. Mr. Jacobson has a B.S. from Texas A&M University.

COMMITTEES

  Audit Committee.  The Audit Committee consists of three Independent Directors:
Messrs. Boxer, Dillon and Foley. The Audit Committee makes recommendations concerning the engagement of independent public accountants, reviews with the independent public accountants the plans and results of the audit engagement, approves professional services provided by the independent public accountants, reviews the independence of the independent public accountants, considers the range of audit and non-audit fees and reviews the adequacy of Patriot's internal accounting controls.

  Compensation Committee. The Compensation Committee consists of three Independent Directors: Messrs. Dillon, Deterding and Jacobson. The Compensation Committee determines compensation of Patriot's executive officers and administers Patriot's 1995 Incentive Plan.

  Investment Committee. The Investment Committee members are Messrs. Deterding and Jacobson who are independent directors and Mr. Daniels who is a non-employee director. Mr. Nussbaum, as Chairman of the Board, serves as an ex-officio member of the committee. The Investment Committee makes recommendations concerning the acquisition of hotel investments.

  Patriot may from time to time form other committees as circumstances warrant. Such committees will have authority and responsibility as delegated by the Board of Directors.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

  Section 16(a) of the Securities Exchange Act of 1934, as amended ("Section 16(a)"), requires Patriot's directors and executive officers, and persons who own more than ten percent of a registered class of Patriot's equity securities (collectively, "Section 16 reporting persons"), to file with the Securities and Exchange Commission ("SEC") initial reports of ownership and reports of changes in ownership of common stock or other equity securities of Patriot. Section 16 reporting persons are required by SEC regulations to furnish Patriot with copies of all Section 16(a) forms they file.

  To Patriot's knowledge, based solely on a review of the copies of such reports furnished to Patriot and on written representations that no other reports were required, during the fiscal year ended December 31, 1996, the
Section 16 reporting persons complied with all Section 16(a) filing requirements applicable to them, except that: (i) Mr. Deterding inadvertently failed to file a Form 4 with the SEC with respect to one acquisition of common stock; (ii) Mr.
G. Terry Huntzicker, Vice President-Design and Construction, inadvertently failed to file a Form 3 on a timely basis with the SEC when he became a reporting person; and (iii) Mr. Murphy inadvertently failed to file a Form 3 on a timely basis with the SEC when he became a reporting person. Mr. Deterding has reported his acquisition of common stock on a Form 5 filed on a timely basis with the SEC. All such other filings have been made.

ITEM 11.  EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

  The following table sets forth the annual base salaries that Patriot paid in 1995 and 1996 to its Chairman and Chief Executive Officer and to the four highest paid individuals who served as executive officers of Patriot at the end of the year.



                                    -----------------------------------  -------------------------------------
                                            Annual Compensation                   Long-Term Compensation
                                    -----------------------------------  -------------------------------------
                                                                               Restricted          Securities
          Name and                          Base                                  Stock            Underlying
   Position with Company      Year         Salary             Bonus              Awards             Options
----------------------------  ----  --------------------  -------------  -----------------------  ------------
Paul A. Nussbaum
  Chairman & CEO ...........   1996    $  247,500(a)        $  45,000(f)               --(g)          150,000(h)
                               1995        45,000(a)               --(f)               --             500,000(i)
Thomas W. Lattin
  President & COO ..........   1996    $  205,625(b)        $      --              80,000(g)           54,000(h)
                               1995       126,000(b)        $  33,750                  --             200,000(i)
Rex E. Stewart
  Executive VP & CFO........   1996    $   174,250(c)       $  25,500(f)           60,000(g)           40,000(h)
                               1995         88,000(c)              --(f)               --             170,000(i)
Michael Murphy
  Senior VP - Acquisitions..   1996    $    93,333(d)       $      --              40,000(g)           25,000(h)

Leslie Ng
  Senior VP - Acquisitions..   1996    $   143,500(e)       $      --              40,000(g)           25,000(h)
                               1995         81,000(e)          21,000                  --             130,000(i)

------------------------
(a) For 1996, reflects an increase in annual base salary to $315,000 effective July 1, 1996. For 1995, reflects amount paid from October 1995 through December 1995 based on an annual salary of $180,000. Salary prior to October 1995 was paid by Patriot American.
(b) For 1996, reflects an increase in annual base salary to $236,250 effective July 1, 1996. For 1995, reflects amount paid from April 1995 through December 1995 based on an annual salary of $175,000.
(c) For 1996, reflects an increase in annual base salary to $178,500 effective July 1, 1996. For 1995, reflects amount paid from July 1995 through December 1995 based on an annual salary, since October 1, 1995, of $170,000. Salary prior to July 1995 was paid by Metro Joint Venture.
(d) Represents amount paid from April 1996 through December 1996 based on an annual salary of $140,000.
(e) For 1996, reflects an increase in annual base salary to $147,000 effective July 1, 1996. For 1995, reflects amount paid from June 1995 through December 1995 based on an annual salary, since October 1, 1995, of $140,000.
(f) Bonus compensation in an amount equal to 25% of Mr. Nussbaum's and 15% of Mr. Stewart's annual base salary was approved for 1995, but payment of the bonus was deferred at the election of the executive officer until 1996.
(g) On July 25, 1996, Patriot awarded 80,000 shares of common stock to Mr. Lattin; 60,000 shares of common stock to Mr. Stewart and 40,000 shares of common stock to both Mr. Murphy and Mr. Ng. The market price of Patriot's common stock on the date of grant was $14.125. Mr. Nussbaum was awarded 280,000 shares of common stock on March 18, 1997 valued at the market price on such date of $24.75 (after restatement to reflect the impact of the 2-for-1 stock split effected in the form of a stock dividend distributed on March 18, 1997 to shareholders of record on March 7, 1997). Shares granted to Mr. Nussbaum vest over a three-year period and shares granted to all executives vest over a four-year period. Messrs. Nussbaum, Lattin, Stewart, Murphy and Ng are entitled to receive dividends on the total stock award during the vesting period.
(h) In April 1996, Patriot granted nonqualified options to purchase common stock to Messrs. Nussbaum, Lattin, Stewart, Murphy and Ng. The options vest in seven equal annual installments beginning in April 1997.
(i) In connection with the Initial Offering, Patriot granted incentive stock options and nonqualified options to Messrs. Nussbaum, Lattin, Stewart and Ng to purchase shares of common stock. Of the 500,000 options granted to Mr. Nussbaum, 416,680 are nonqualified stock options, 34,724 of which vested on the date of grant and the remainder become exercisable in eleven quarterly installments, and 83,320 are incentive stock options which become exercisable in equal annual installments each January 1, beginning January 1, 1996 and ending on January 1, 2005. Of the 200,000 options granted to Mr. Lattin, 116,680 are nonqualified stock options, 9,724 of which vested on the date of grant and the remainder become exercisable in eleven quarterly installments, and 83,320 are incentive stock options which vest in equal annual installments each January 1, beginning January 1, 1996 and ending on January 1, 2005. Of the 170,000 options granted to Mr. Stewart, 86,680 are nonqualified stock options, 7,222 of which vested on the date of grant and the remainder become exercisable in eleven quarterly installments, and 83,320 are incentive stock options which vest in equal annual installments each January 1, beginning January 1, 1996 and ending on January 1, 2005. Of the 130,000 options granted to Mr. Ng, 46,680 are nonqualified stock options, 3,890 of which vested on the date of grant and the remainder become exercisable in eleven quarterly installments, and 83,320 are incentive stock options which vest in equal annual installments each January 1, beginning January 1, 1996 and ending on January 1, 2005.

COMPENSATION OF DIRECTORS

  Any director who is not an employee of Patriot is paid an annual fee of $12,500 in 1996 and will be paid an annual fee of $25,000 beginning in 1997. In addition, each such director is paid $1,250 for attendance at each meeting of Patriot's Board of Directors and $750 for attendance at each meeting of a committee of Patriot's Board of which such director is a member. Through the end of 1996, the annual retainer fee was paid to such directors half in cash and half in shares of common stock. Meeting fees are paid in cash. Beginning in 1997, the directors may choose to defer their fees and receive in lieu thereof stock equivalents which accrue and are distributed in the future. Directors who are employees of Patriot do not receive any fees for their service on the Board of Directors or a committee thereof. In addition, Patriot reimburses directors for their out-of-pocket expenses incurred in connection with their service on the Board of Directors.

  On October 2, 1995, each non-employee director was granted non-qualified options to purchase 15,000 shares of common stock at the initial public offering price of $12.00 per share. On April 16, 1996, in connection with the annual meeting of Patriot's shareholders, each such director was granted non-qualified options to purchase 5,000 shares of common stock at a price of $13.44 per share. On August 20, 1996, pursuant to the Patriot American Hospitality, Inc.'s 1995 Incentive Plan, each director was granted 8,000 shares of common stock. Patriot has recorded $717,000 (the aggregate value of Patriot's common stock based on the market price at the date of the award) as unearned stock compensation which is being amortized over the vesting period of four years. In addition, on the date of the annual meeting of Patriot's shareholders, beginning with the 1997 annual meeting each such non-employee director then in office will receive a grant of nonqualified options to purchase an additional 10,000 shares of common stock at the then current market price, up to an aggregate number of shares subject to such options of 35,000 per non-employee director. All options granted to non-employee directors vest immediately upon the date of grant. Any non-employee director who ceases to be a director will forfeit the right to receive any options not previously granted.

EMPLOYMENT AGREEMENTS

  In connection with the Initial Offering, Patriot entered into an employment agreement with Mr. Nussbaum, pursuant to which Mr. Nussbaum serves as Chairman and Chief Executive Officer of Patriot for a term of three years at an initial annual base compensation of $180,000, subject to any increases in base compensation approved by the Compensation Committee. The Compensation Committee increased Mr. Nussbaum's salary to $315,000 effective July 1, 1996 and to $500,000 effective July 1, 1997. Upon termination of Mr. Nussbaum's employment other than for cause, Mr. Nussbaum will be entitled to receive severance benefits in an amount to be determined by the Compensation Committee. In addition, Patriot entered into employment agreements with Messrs. Lattin and Stewart, pursuant to which Mr. Lattin serves as President and Chief Operating Officer and Mr. Stewart serves as Executive Vice President and Chief Financial Officer, each for a term of three years, at an annual base compensation of $175,000 and $170,000, respectively, subject to any increases in base compensation approved by the Compensation Committee. The Compensation Committee increased Mr. Lattin's salary to $236,000 and Mr. Stewart's salary to $178,500 effective July 1, 1996. Effective February 1, 1997, Mr. Lattin's salary was increased to $250,000 and Mr. Stewart's salary was increased to $210,000. Upon termination other than for cause, each of such officers will be entitled to receive severance benefits in an amount to be determined by the Compensation Committee.


OPTION GRANTS IN 1996



                                                                                                  Potential Realizable Value at
                                                  Individual Grants                                   Assumed Annual Rates
                           ------------------------------------------------------------------      of Share Price Appreciation
                                               % of Total   Options                                    for Option Term (3)
                               Options             Granted to         Exercise     Expiration     -----------------------------
Name                         Granted(#)(1)      Employees in 1996     Price(2)        Date          5%($)              10%($)
------------------         -----------------   --------------------   --------     ----------     ----------         ----------
Paul A. Nussbaum............  150,000                 42%              $13.44      4/19/2006      $1,268,000         $3,212,000
Thomas W. Lattin............   54,000                 15%              $13.44      4/19/2006         456,000          1,156,000
Rex E. Stewart..............   40,000                 11%              $13.44      4/19/2006         338,000            857,000
Michael Murphy..............   25,000                  7%              $13.88      4/29/2006         218,000            553,000
Leslie Ng...................   25,000                  7%              $13.44      4/19/2006         211,000            535,000

_____________________
(1) The nonqualified options vest in equal annual installments over a seven-year vesting period beginning in April 1997.
(2) Represents the closing market price of the common stock on the grant date of April 19, 1996, except for Mr. Murphy for whom the grant date was April 29, 1996.

(3) Represents the value of the options granted at the end of the option term if the market price of Patriot's common stock on the date of grant were to appreciate annually by 5% and 10%, respectively. There is no assurance that the stock price will appreciate at the rates shown in the table. If the stock price appreciates, the value of the stock held by all stockholders will also increase proportionally.

OPTION EXERCISES IN 1996 AND YEAR END OPTION VALUES

  No options were exercised during 1996.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDE PARTICIPATION IN
COMPENSATION DECISION

  None.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The following table sets forth certain information regarding the beneficial ownership of shares of common stock as of March 19, 1997: (i) by each director of Patriot, (ii) by each executive officer of Patriot, (iii) by all directors and executive officers of Patriot as a group, and (iv) by each person (including any "group" as that term is used in Section 13(d)(3) of the Exchange Act) who is known to Patriot to own beneficially 5% or more of the common stock of Patriot. Except as otherwise described below, all shares are owned directly and the indicated person has sole voting and investment power. The number of shares also includes the number of shares of common stock that the person could receive if he redeemed his OP Units under certain circumstances.

  As of March 19, 1997 (and after restatement to reflect the impact of the 2-for-1 stock split effected in the form of a stock dividend distributed on March 18, 1997 to shareholders of record on March 7, 1997), there were 43,613,496 shares of common stock; 2,475,600 options to purchase a like number of shares of common stock; and 4,475,276 OP Units (excluding OP Units held by subsidiaries of Patriot) outstanding.

                                                                               Number of Shares      Percent of
Name of Beneficial Owner                                                    Beneficially Owned(1)     Class(1)
----------------------------------------------------------                  ----------------------  -------------
Paul A. Nussbaum.............................................................   1,303,718      (2)         2.9%
Thomas W. Lattin.............................................................     396,500      (3)  *
Rex E. Stewart...............................................................     310,674      (4)  *
Michael Murphy...............................................................      65,000      (5)  *
Leslie Ng....................................................................     213,750      (6)  *
John H. Daniels..............................................................     195,044      (7)  *
Leonard Boxer................................................................      28,960      (7)  *
John C. Deterding............................................................      30,960      (7)  *
Gregory R. Dillon............................................................      28,960      (7)  *
Thomas S. Foley..............................................................      28,960      (7)  *
Arch K. Jacobson.............................................................      30,960      (7)  *
Executive officers and directors as a group (11 persons).....................   2,633,486                  5.8%

Karim Alibhai................................................................   1,447,102      (8)         3.2%
  One Westchase Center
  10777 Westheimer, Suite 1000
  Houston, Texas 77042
Cohen & Steers Capital Management, Inc.
  757 Third Avenue
  New York, New York 10017...................................................   2,410,400      (9)         5.5%
Fidelity Management and Research Company
  82 Devonshire Street
  Boston, Massachusetts 02109................................................   5,669,800     (10)        13.0%
ABKB/LaSalle Securities Limited Partnership and
LaSalle Advisors Limited
  11 South LaSalle Street
  Chicago, Illinois 60603....................................................   5,078,454     (11)        11.3%

________________
* Less than 1%.
(1) Assumes that all OP Units held by each person are redeemed for two shares of common stock. The total number of shares outstanding used in calculating the percentage assumes that none of the OP Units held by other persons are redeemed for shares of common stock. Also assumes that all vested and unvested options to purchase shares of common stock are exercised. The total number of shares outstanding used in calculating the percentage assumes that no other vested or unvested options held by other persons are exercised.
(2) Includes options to purchase 650,000 shares of common stock issued to Mr. Nussbaum, of which 147,228 are currently exercisable. The number of shares beneficially owned by Mr. Nussbaum also includes 12,286 OP Units owned by trusts for the benefit of Mr. Nussbaum's sons. Mr. Nussbaum disclaims beneficial ownership as to all such OP Units. The number of shares also includes 11,128 OP Units owned by current and former executives of Patriot American through limited partnerships of which an affiliate of Mr. Nussbaum serves as the general partner. Mr. Nussbaum also disclaims beneficial ownership of these OP Units.
(3) Includes options to purchase 254,000 shares of common stock issued to Mr. Lattin, of which 47,228 are currently exercisable.
(4) Includes options to purchase 210,000 shares of common stock issued to Mr. Stewart, of which 37,220 are currently exercisable.
(5) Includes options to purchase 25,000 shares of common stock issued to Mr. Murphy, of which none are currently exercisable.
(6) Includes options to purchase 155,000 shares of common stock issued to Mr. Ng, of which 23,892 are currently exercisable.
(7) Includes options to purchase 20,000 shares of common stock issued to each non-employee director all which are currently exercisable.
(8) The number of shares beneficially owned by Mr. Alibhai includes an aggregate of 210,577 OP Units beneficially owned by Gencom Interests, a family corporation for which he serves as Vice President and of which he owns 30% of the outstanding capital stock. Mr. Alibhai disclaims beneficial ownership of these OP Units, except to the extent of his 30% ownership interest in such corporation. The number of shares also includes 17,781 OP Units owned by employees of Gencom through a limited partnership of which Mr. Alibhai serves as the general partner. Mr. Alibhai also disclaims beneficial ownership of these OP Units.
(9) Beneficial ownership information is based on the Schedule 13G filed by Cohen & Steers Capital Management, Inc. on February 14, 1997.
(10) Beneficial ownership information is based on the Schedule 13G filed by Fidelity Management and Research Company on February 14, 1997.
(11) Beneficial ownership information is based on the Schedule 13G filed by ABKB/LaSalle Securities Limited Partnership and LaSalle Advisors Limited on February 12, 1997.

CHANGES IN CONTROL

  There are no arrangements known to Patriot, including any pledge by any persons of securities of Patriot which may at a subsequent date result in a change in control of Patriot.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

RELATIONSHIPS AMONG OFFICERS AND DIRECTORS

  Mr. Nussbaum is Chairman of the Board and Chief Executive Officer of Patriot and a director and Chief Executive Officer of Patriot American. Mr. Daniels is a director of Patriot and is a Vice Chairman of Patriot American.

ACQUISITION OF INTERESTS IN CERTAIN OF THE INITIAL HOTELS

  One or more of Mr. Nussbaum and certain related trusts, affiliates of Mr. Daniels and Mr. Stewart owned equity interests in certain of the Initial Hotels prior to the Initial Offering. Such persons, trusts and affiliates received an aggregate of 169,836 OP Units and approximately $156,000 in cash (to pay tax obligations incurred in connection with the Formation Transactions) in exchange for their interests in certain of the Initial Hotels (excluding cash used to repay certain indebtedness collateralized by such interests). Upon exercise of their rights to redeem such OP Units (which rights are not exercisable until two years after the closing of the Offering), such persons and entities may receive an aggregate of 169,836 shares of common stock or, at Patriot's option, cash in the amount of approximately $8.4 million based on the current market price of the common stock. In connection with the issuance of title insurance policies on certain of Patriot's hotels, a title insurance agency owned by Mr. Nussbaum, certain members of his family and certain related trusts has received approximately $278,000 in fees.

SUBLEASE AND SERVICES AGREEMENT

  Patriot has entered into a sublease and services agreement with an affiliate of Patriot American, pursuant to which such affiliate provides Patriot with office space and limited support personnel for Patriot's headquarters at 3030 LBJ Freeway, Dallas, Texas, for an annual fee of approximately $141,000 through February 1998.

OFFICERS' OTHER INTERESTS IN HOTEL PROPERTIES

  Mr. Nussbaum has minority ownership interests in the following hotels: the Marriott Residence Inn in Houston, Texas (4.0% profits interest); the Crowne Plaza Toledo in Toledo, Ohio (8.5% ownership interest); the Y-O Holiday Inn in Kerrville, Texas, (3.7% ownership interest); the Astrodomain Holiday Inn (2.6% ownership interest); the Astrodomain Sheraton Hotel (2.6% ownership interest); and the Astrodomain Days Inn (2.6% ownership interest) in Houston, Texas. Mr. Nussbaum has agreed not to increase ownership interest in any of these hotels, which represent his only interests in hotel properties apart from his interest in Patriot. No other executive officer of Patriot owns an interest in a hotel property.

EMPLOYMENT AGREEMENTS

  In connection with the Initial Offering, Patriot entered into an employment agreement with Mr. Nussbaum, pursuant to which Mr. Nussbaum serves as Chairman and Chief Executive Officer of Patriot for a term of three years at an initial annual base compensation of $180,000, subject to any increases in base compensation approved by the Compensation Committee. The Compensation Committee increased Mr. Nussbaum's salary to $315,000 effective July 1, 1996 and to $500,000 effective July 1, 1997 . Upon termination of Mr. Nussbaum's employment other than for cause, Mr. Nussbaum will be entitled to receive severance benefits in an amount to be determined by the Compensation Committee.

In addition, Patriot entered into employment agreements with Messrs. Lattin and Stewart, pursuant to which Mr. Lattin serves as President and Chief Operating Officer and Mr. Stewart serves as Executive Vice President and Chief Financial Officer, each for a term of three years at an annual base compensation of $175,000 and $170,000, respectively, subject to any increases in base compensation approved by the Compensation Committee. The Compensation Committee increased Mr. Lattin's salary to $236,000 and Mr. Stewart's salary to $178,500 effective July 1, 1996. Effective February 1, 1997, Mr. Lattin's salary was increased to $250,000 and Mr. Stewart's salary was increased to $210,000. Upon termination other than for cause each of such officers will be entitled to receive severance benefits in an amount to be determined by the Compensation Committee.

INTEREST OF DIRECTOR

  Thomas S. Foley, a director of Patriot, is a partner in Akin, Gump, Strauss, Hauer & Feld, L.L.P., a law firm that has advised Patriot on certain matters relating to the acquisition of the hotels.

PAH RSI, LLC

  In January 1997, Patriot Partnership leased the Carefree Resorts and the Radisson Hotel in Northbrook, Illinois and in March 1997, Patriot Partnership leased the Luxford Suites Hotel for one-year terms to PAH RSI Lessee. Patriot has also sold certain assets relating to the Carefree Resorts, including the Carefree(R), Boulders(R) and certain other trademarks to PAH RSI Lessee. The executive officers who own PAH RSI Lessee also acquired substantially all of the economic interests in Resort Services, Inc. ("RSI") which manages the Carefree Resorts pursuant to a management contract with PAH RSI Lessee. Patriot has no direct or indirect equity interest in PAH RSI Lessee or RSI.

  Following the Merger (discusssed in Item 1. "Recent Developments"), Patriot Partnership will seek to re-lease the Carefree Resorts, the Radisson Hotel in Northbrook, Illinois, and the Luxford Suites Hotel to New Patriot Operating Company. New Patriot REIT may exercise its right to terminate the one-year leases with PAH RSI Lessee by paying to PAH RSI Lessee the fair market value of the leasehold interests or otherwise seek to have New Patriot Operating Company acquire such leaseholds. In addition, New Patriot Operating Company will offer to acquire the assets, including the inventory, trademarks and right to receive certain royalty fees, of PAH RSI Lessee at the then fair market value for such assets. Determination of the fair market value of such amounts for the leasehold interests and assets of PAH RSI Lessee will be negotiated with the owners of PAH RSI Lessee and the payment of any such amounts will go to such owners personally.

ADVANCES TO EMPLOYEE

  In December 1996, Patriot funded advances to Mr. Nussbaum totalling $123,000. These advances were repaid in March 1997.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES, AND REPORTS ON FORM 8-K

(a) The index to the audited financial statements and financial statement schedules is included on page F-1 of this report. The financial statements are included herein at pages F-1 through F-73. The following financial statement schedules are included herein at pages F-27 through F-30:

    Schedule III - Real Estate and Accumulated Depreciation for Patriot American Hospitality, Inc.
    Schedule IV - Mortgage Loans on Real Estate for Patriot American Hospitality, Inc.

    All other schedules for which provision is made in Regulation S-X are either not required to be included herein under the related instructions or are inapplicable or the related information is included in the footnotes to the applicable financial statement and, therefore, have been omitted.

(b) Reports on Form 8-K for the quarter ended December 31, 1996:

    Current Report on Form 8-K, dated October 31, 1996 was filed with the Securities and Exchange Commission on November 6, 1996 with respect to the execution of the binding acquisition agreement, pursuant to which Patriot, California Jockey Club and Bay Meadows Operating Company agreed to engage in a business combination transaction.

    Current Report on Form 8-K, dated December 5, 1996 was filed with the Securities and Exchange Commission on December 5, 1996 with respect to Patriot's acquisition of certain assets.

    Current Report on Form 8-K, dated December 9, 1996 was filed with the Securities and Exchange Commission on December 24, 1996 with respect to the execution of an acquisition agreement with the owners of Carefree Resorts Corporation, Resorts Limited Partnership and Resorts Services, Inc.

(c) Exhibits:

  Exhibit
    No.                             Description
--------------------------------------------------------------------------------
    3.1 Amended and Restated Articles of Incorporation of Patriot (Incorporated by reference to Exhibit 3.2 to Patriot's Registration Statement on Form S-1, No. 33-94612).
    3.2 Amended and Restated Bylaws of Patriot (Incorporated by reference to Exhibit 3.4 to Patriot's Registration Statement on Form S-1, No. 33-94612).
    4.1 Article IV of Patriot's Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.1).
    4.2 Articles II and VI of Patriot's Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2).
   10.1 First Amended and Restated Agreement of Limited Partnership of Patriot American Hospitality Partnership, L.P. (Incorporated by reference to Exhibit 10.1 to Patriot's Form 10-Q for the quarter ended September 30, 1995, No. 0-26528).
   10.2 Lease Agreement dated as of October 2, 1995 between Patriot American Hospitality Partnership, L.P. and CHC Lease Partners for the Hampton Inn, Canton, Ohio. (Incorporated by reference to
              Exhibit 10.2 to Patriot's Form 10-Q for the quarter ended September 30, 1995, No. 0-26528).
   10.3 Lease Agreement dated as of October 2, 1995 between Patriot American Hospitality Partnership, L.P. and CHC Lease Partners for the Holiday Inn Northwest, Houston, Texas. (Incorporated by reference to Exhibit 10.3 to Patriot's Form 10-Q for the quarter ended September 30, 1995, No. 0-26528).

  Exhibit
    No.                             Description
--------------------------------------------------------------------------------

   10.4 Lease Agreement dated as of October 2, 1995 between Patriot American Hospitality Partnership, L.P. and CHC Lease Partners for the Peachtree Executive Conference Center, Peachtree City, Georgia. (Incorporated by reference to Exhibit 10.4 to Patriot's Form 10-Q for the quarter ended September 30, 1995, No. 0-26528).
   10.5 Lease Agreement dated as of October 2, 1995 between Patriot American Hospitality Partnership, L.P. and CHC Lease Partners for the Fairmount Hotel, San Antonio, Texas. (Incorporated by reference to Exhibit 10.5 to Patriot's Form 10-Q for the quarter ended September 30, 1995, No. 0-26528).
   10.6 Lease Agreement dated as of October 2, 1995 between Patriot American Hospitality Partnership, L.P. and CHC Lease Partners for the Holiday Inn, Sebring, Florida. (Incorporated by reference to
              Exhibit 10.6 to Patriot's Form 10-Q for the quarter ended September 30, 1995, No. 0-26528).
   10.7 Lease Agreement dated as of October 2, 1995 between Patriot American Hospitality Partnership, L.P. and CHC Lease Partners for the Hampton Inn Jacksonville Airport, Jacksonville, Florida. (Incorporated by reference to Exhibit 10.7 to Patriot's Form 10-Q for the quarter ended September 30, 1995, No. 0-26528).
   10.8 Lease Agreement dated as of October 2, 1995 between Patriot American Hospitality Partnership, L.P. and CHC Lease Partners for the Holiday Inn Northwest Plaza, Austin, Texas. (Incorporated by reference to Exhibit 10.8 to Patriot's Form 10-Q for the quarter ended September 30, 1995, No. 0-26528).
   10.9 Lease Agreement dated as of October 2, 1995 between Patriot American Hospitality Partnership, L.P. and CHC Lease Partners for the Hampton Inn Cleveland Airport, Cleveland, Ohio. (Incorporated by reference to Exhibit 10.9 to Patriot's Form 10-Q for the quarter ended September 30, 1995, No. 0-26528).
  10.10 Lease Agreement dated as of October 2, 1995 between Patriot American Hospitality Partnership, L.P. and CHC Lease Partners for the Hampton Inn, Rochester, New York. (Incorporated by reference to Exhibit 10.10 to Patriot's Form 10-Q for the quarter ended September 30, 1995, No. 0-26528).
  10.11 Lease Agreement dated as of October 2, 1995 between Patriot American Hospitality Partnership, L.P. and CHC Lease Partners for the Holiday Inn, San Angelo, Texas. (Incorporated by reference to
              Exhibit 10.11 to Patriot's Form 10-Q for the quarter ended September 30, 1995, No. 0-26528).
  10.12 Lease Agreement dated as of October 2, 1995 between Patriot American Hospitality Partnership, L.P. and CHC Lease Partners for the Marriott Hotel, Troy, Michigan. (Incorporated by reference to
              Exhibit 10.12 to Patriot's Form 10-Q for the quarter ended September 30, 1995, No. 0-26528).
  10.13 Lease Agreement dated as of October 2, 1995 between Patriot American Hospitality Partnership, L.P. and CHC Lease Partners for the Radisson Hotel & Suites, Dallas, Texas. (Incorporated by reference to Exhibit 10.13 to Patriot's Form 10-Q for the quarter ended September 30, 1995, No. 0-26528).
  10.14 Lease Agreement dated as of October 2, 1995 between Patriot American Hospitality Partnership, L.P. and CHC Lease Partners for the Radisson Hotel, New Orleans, Louisiana. (Incorporated by reference to Exhibit 10.14 to Patriot's Form 10-Q for the quarter ended September 30, 1995, No. 0-26528).
  10.15 Lease Agreement dated as of October 2, 1995 between Patriot American Hospitality Partnership, L.P. and CHC Lease Partners for the Sheraton Fashion Square Inn, Saginaw, Michigan. (Incorporated by reference to Exhibit 10.15 to Patriot's Form 10-Q for the quarter ended September 30, 1995, No. 0-26528).
  10.16 Lease Agreement dated as of October 2, 1995 between Patriot American Hospitality Partnership, L.P. and CHC Lease Partners for the Hilton Inn Cleveland South, Independence, Ohio. (Incorporated by reference to Exhibit 10.16 to Patriot's Form 10-Q for the quarter ended September 30, 1995, No. 0-26528).
  10.17 Lease Agreement dated as of October 2, 1995 between Patriot American Hospitality Partnership, L.P. and CHC Lease Partners for the Holiday Inn Select North Dallas, Farmers Branch, Texas. (Incorporated by reference to Exhibit 10.17 to Patriot's Form 10-Q for the quarter ended September 30, 1995, No. 0-26528).

  Exhibit
    No.                             Description
--------------------------------------------------------------------------------

  10.18 Lease Agreement dated as of October 2, 1995 between Patriot American Hospitality Partnership, L.P. and CHC Lease Partners for the Crockett Hotel, San Antonio, Texas. (Incorporated by reference to Exhibit 10.18 to Patriot's Form 10-Q for the quarter ended September 30, 1995, No. 0-26528).
  10.19 Lease Agreement dated as of October 2, 1995 between Patriot American Hospitality Partnership, L.P. and CHC Lease Partners for the Holiday Inn Aristocrat, Dallas, Texas. (Incorporated by reference to Exhibit 10.19 to Patriot's Form 10-Q for the quarter ended September 30, 1995, No. 0-26528).
  10.20 Lease Agreement dated as of October 2, 1995 between Patriot American Hospitality Partnership, L.P. and CHC Lease Partners for the Radisson Suites Town & Country, Houston, Texas. (Incorporated by reference to Exhibit 10.20 to Patriot's Form 10-Q for the quarter ended September 30, 1995, No. 0-26528).
  10.21 Lease Agreement, as amended, dated as of October 2, 1995 between Patriot American Hospitality Partnership, L.P. and CHC Lease Partners for the Bourbon Orleans Hotel, New Orleans, Louisiana. (Incorporated by reference to Exhibit 10.21 to Patriot's Form 10-Q for the quarter ended September 30, 1995, No. 0-26528).
  10.22 Lease Master Agreement dated as of October 2, 1995 by and between Patriot American Hospitality Partnership, L.P. and CHC Lease Partners. (Incorporated by reference to Exhibit 10.22 to Patriot's Form 10-Q for the quarter ended September 30, 1995, No. 0-26528).
  10.23 Lease Agreement dated as of November 15, 1995 between PA Hunt Valley Investors, L.P. and Metro Hotels Leasing Corporation for the Embassy Suites Hotel, Hunt Valley, Maryland (filed herewith).
  10.24 Management agreement dated as of December 1, 1995 between PAH Ravinia, Inc. and Holiday Inns, Inc. for the Holiday Inn Crowne Plaza Ravinia Hotel, Atlanta, Georgia (filed herewith).
  10.25 Lease Agreement dated as of January 16, 1996 between Patriot American Hospitality Partnership, L.P. and CHC Lease Partners for the Tremont House Hotel, Boston, Massachusetts (filed herewith).
  10.26 Agreement of Purchase and Sale dated as of January 31, 1996 between Patriot American Hospitality Acquisitions Corporation and Buckhead Hospitality, J.V. related to the purchase of the Holiday Inn Lenox Hotel (filed herewith).
  10.27 Employment Agreement, dated as of October 2, 1995, by and between Patriot American Hospitality, Inc. and Paul A. Nussbaum. (Incorporated by reference to Exhibit 10.48 to Patriot's Form 10-Q for the quarter ended September 30, 1995, No. 0-26528).
  10.28 Employment Agreement, dated as of October 2, 1995, by and between Patriot American Hospitality, Inc. and Thomas W. Lattin. (Incorporated by reference to Exhibit 10.49 to Patriot's Form 10-Q for the quarter ended September 30, 1995, No. 0-26528).
  10.29 Employment Agreement, dated as of October 2, 1995, by and between Patriot American Hospitality, Inc. and Rex E. Stewart. (Incorporated by reference to Exhibit 10.50 to Patriot's Form 10-Q for the quarter ended September 30, 1995, No. 0-26528).
  10.30 Employment Agreement, dated as of October 2, 1995, by and between Patriot American Hospitality, Inc. and Leslie Ng. (Incorporated by reference to Exhibit 10.51 to Patriot's Form 10-Q for the quarter ended September 30, 1995, No. 0-26528).
  10.31 Agreement Not to Compete dated as of October 2, 1995 by and between (i) Patriot American Hospitality Partnership, L.P., and Patriot American Hospitality, Inc., on the one hand, and (ii) Paul
              A. Nussbaum, in his individual capacity, on the other hand. (Incorporated by reference to Exhibit 10.52 to Patriot's Form 10-Q for the quarter ended September 30, 1995, No. 0-26528).

  Exhibit
    No.                             Description
--------------------------------------------------------------------------------

  10.32 Agreement Not to Compete dated as of October 2, 1995 by and between (i) Patriot American Hospitality Partnership, L.P., and Patriot American Hospitality, Inc., on the one hand, and (ii) Thomas W. Lattin, in his individual capacity, on the other hand. (Incorporated by reference to Exhibit 10.53 to Patriot's Form 10-Q for the quarter ended September 30, 1995, No. 0-26528).
  10.33 Agreement Not to Compete dated as of October 2, 1995 by and between (i) Patriot American Hospitality Partnership, L.P., and Patriot American Hospitality, Inc., on the one hand, and (ii) Rex
              E. Stewart, in his individual capacity, on the other hand. (Incorporated by reference to Exhibit 10.54 to Patriot's Form 10-Q for the quarter ended September 30, 1995, No. 0-26528).
  10.34 Agreement Not to Compete dated as of October 2, 1995 by and between (i) Patriot American Hospitality Partnership, L.P., and Patriot American Hospitality, Inc., on the one hand, and (ii) Leslie Ng, in his individual capacity, on the other hand. (Incorporated by reference to Exhibit 10.55 to Patriot's Form 10-Q for the quarter ended September 30, 1995, No. 0-26528).
  10.35 Patriot American Hospitality, Inc. 1995 Incentive Plan (Incorporated by reference to Exhibit 10.11 Patriot's Registration Statement on Form S-1, No. 33-94612). (Incorporated by reference to Exhibit 10.56 to Patriot's Form 10-Q for the quarter ended September 30, 1995, No. 0-26528).
  10.36 Patriot American Hospitality, Inc. Non-Employee Directors' Incentive Plan (Incorporated by reference to Exhibit 10.12 to Patriot's Registration Statement on Form S-1, No. 33-94612). (Incorporated by reference to Exhibit 10.57 to Patriot's Form 10-Q for the quarter ended September 30, 1995, No. 0-26528).
  10.37 Sublease and Services Agreement between Patriot American Management and Leasing Corporation and Patriot American Hospitality, Inc. (Incorporated by reference to Exhibit 10.16 to Patriot's Registration Statement on Form S-1, No. 33-94612). (Incorporated by reference to Exhibit 10.58 to Patriot's Form 10-Q for the quarter ended September 30, 1995, No. 0-26528).
  10.38 Revolving Line of Credit Agreement dated as of October 2, 1995 between Patriot American Hospitality Partnership, L.P., Patriot American Hospitality, Inc., PAH GP, Inc., PA Troy Hospitality Investors, L.P., Bourbon Orleans Investors, L.P., 1500 Canal Street Investors, L.P., as Borrowers, and Secore Financial Corporation, as Lender (filed herewith).
   11.1 Statement regarding computation of per share earnings (filed herewith).
   21.1       Subsidiaries of the Registrant (filed herewith).
   23.1       Consent of Ernst & Young LLP, Dallas, Texas (filed herewith).
   23.2       Consent of Price Waterhouse LLP, Miami, Florida (filed herewith).
   23.3       Consent of Ernst & Young LLP, Seattle, Washington
              (filed herewith).
   23.4 Consent of Coopers & Lybrand L.L.P., Pittsburgh, Pennsylvania (filed herewith).
   23.5 Consent of Coopers & Lybrand L.L.P., Fort Lauderdale, Florida (filed herewith).
   27.1       Financial Data Schedule (filed herewith).

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  March 25, 1997

                                       PATRIOT AMERICAN HOSPITALITY, INC.


                                       By: ------------------------------
                                       Paul A. Nussbaum
                                       Chairman of the Board
                                       Chief Executive Officer


  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

         Signature               Capacities in which signed           Date
         ---------               --------------------------           ----

                             Chairman of the Board and Chief     March 25, 1997
---------------------------  Executive Officer
Paul A. Nussbaum

                             President and  Chief Operating      March 25, 1997
---------------------------  Officer
Thomas W. Lattin

                             Executive Vice President and        March 25, 1997
---------------------------  Chief Financial Officer
Rex E. Stewart               (Principal Accounting and
                             Financial Officer)


                             Director                            March 25, 1997
---------------------------
Leonard Boxer

                             Director                            March 25, 1997
---------------------------
John H. Daniels

                             Director                            March 25, 1997
---------------------------
John C. Deterding

                             Director                            March 25, 1997
---------------------------
Gregory R. Dillon

                             Director                            March 25, 1997
---------------------------
Thomas S. Foley

                             Director                            March 25, 1997
---------------------------
Arch K. Jacobson

                      PATRIOT AMERICAN HOSPITALITY, INC.

        INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                                                                                                        PAGE
                                                                                                        ----
PATRIOT AMERICAN HOSPITALITY, INC.:
 Report of Independent Auditors - Ernst & Young LLP....................................................   F-2
 Consolidated Balance Sheets as of December 31, 1996 and 1995..........................................   F-3
 Consolidated Statements of Operations for the year ended December 31, 1996
   and the period October 2, 1995 (inception of operations) through December 31, 1995..................   F-4
 Consolidated Statements of Shareholders' Equity for the year ended December 31, 1996
   and the period October 2, 1995 (inception of operations) through December 31, 1995..................   F-5
 Consolidated Statements of Cash Flows for the year ended December 31, 1996 and
   the period October 2, 1995 (inception of operations) through December 31, 1995......................   F-6
 Notes to Consolidated Financial Statements............................................................   F-8
 Financial Statement Schedules:
     Schedule III - Real Estate and Accumulated Depreciation...........................................   F-27
     Schedule IV - Mortgage Loans on Real Estate.......................................................   F-30
CHC LEASE PARTNERS:
 Report of Independent Certified Public Accountants - Price Waterhouse LLP.............................   F-31
 Balance Sheets as of December 31, 1996 and 1995.......................................................   F-32
 Statements of Operations for the twelve months ended December 31, 1996 and
   for the period inception (October 2, 1995) to December 31, 1995.....................................   F-33
 Statements of Partners' Capital for the twelve months ended December 31, 1996 and
   for the period inception (October 2, 1995) to December 31, 1995.....................................   F-34
 Statements of Cash Flows for the twelve months ended December 31, 1996 and
   for the period inception (October 2, 1995) to December 31, 1995.....................................   F-35
 Notes to Financial Statements.........................................................................   F-37
NORTHCOAST HOTELS, L.L.C.:
 Report of Independent Auditors - Ernst & Young LLP....................................................   F-41
 Balance Sheet as of December 31, 1996.................................................................   F-42
 Statement of Operations for the period April 2, 1996 (inception of operations) through
   December 31, 1996...................................................................................   F-43
 Statement of Members' Equity for the period April 2, 1996 (inception of operations) through
   December 31, 1996...................................................................................   F-44
 Statement of Cash Flows for the period April 2, 1996 (inception of operations)
   through December 31, 1996...........................................................................   F-45
 Notes to Financial Statements.........................................................................   F-46
INITIAL HOTELS COMBINED FINANCIAL STATEMENTS:
 Report of Independent Auditors - Ernst & Young LLP....................................................   F-51
 Report of Independent Accountants - Coopers & Lybrand L.L.P...........................................   F-52
 Report of Independent Accountants - Coopers & Lybrand L.L.P...........................................   F-53
 Combined Balance Sheet as of December 31, 1994........................................................   F-54
 Combined Statements of Operations for the period from January 1, 1995 to
   October 1, 1995 and for the year ended December 31, 1994............................................   F-55
 Combined Statements of  Partners' and Owners' Equity for the period from January 1, 1995 to
   October 1, 1995 and for the year ended December 31, 1994............................................   F-56
 Combined Statements of Cash Flows for the period from January 1, 1995 to
   October 1, 1995 and for the year ended December 31, 1994............................................   F-57
 Notes to Combined Financial Statements................................................................   F-58
TROY PARK ASSOCIATES:
 Report of Independent Accountants - Coopers & Lybrand L.L.P...........................................   F-65
 Balance Sheet as of December 29, 1994.................................................................   F-66
 Statement of Operations and Partners' Equity for the period from January 1, 1994 to December 29, 1994.   F-67
 Statement of Cash Flows  for the period from January 1, 1994 to December 29, 1994.....................   F-68
 Notes to Financial Statements.........................................................................   F-69

                        REPORT OF INDEPENDENT AUDITORS

Board of Directors and Shareholders
  Patriot American Hospitality, Inc.

  We have audited the accompanying consolidated balance sheets of Patriot American Hospitality, Inc. as of December 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year ended December 31, 1996 and the period October 2, 1995 (inception of operations) through December 31, 1995. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These consolidated financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Patriot American Hospitality, Inc. as of December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for the year ended December 31, 1996 and the period October 2, 1995 (inception of operations) through December 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.




                                         Ernst & Young LLP

Dallas, Texas
January 31, 1997, except for
 Note 14, as to which the date
 is March 18, 1997

                       PATRIOT AMERICAN HOSPITALITY, INC.

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                 DECEMBER 31,
                                              1996          1995
                                          -------------  ----------
                     ASSETS
Investment in hotel properties, net           $641,825    $265,759
Cash and cash equivalents, including
 capital improvement reserves of
 $2,458 in 1996 and $1,091 in 1995               6,604       4,769
Lease revenue receivable                         5,351       2,260
Receivables from selling entities                1,478       1,765
Investment in unconsolidated
 subsidiaries                                   11,291       4,263
Mortgage notes and other receivables
 from unconsolidated subsidiaries               72,209      40,855
Inventory                                        1,648       1,035
Deferred expenses, net of accumulated
 amortization of $750 in 1996
 and $88 in 1995                                 3,063       1,852
Prepaid expenses and other assets               17,462       1,666
                                              --------    --------
Total assets                                  $760,931    $324,224
                                              ========    ========

        LIABILITIES AND SHAREHOLDERS' EQUITY
Borrowings under line of credit and
 mortgage note                                $214,339    $  9,500
Dividends and distributions payable             13,129       8,154
Accounts payable and accrued expenses           10,117       3,179
Due to unconsolidated subsidiaries               6,034          91
Minority interest in Patriot Partnership        68,562      41,522
Minority interest in other partnerships         11,711          --
Commitments and contingencies                       --          --
Shareholders' equity:
 Preferred stock, no par value,
   20,000,000 shares authorized;
   no shares issued and outstanding                 --          --
 Common stock, no par value, 200,000,000
   shares authorized;
   shares issued and outstanding were
   43,613,496 in 1996
   and 29,331,870 in 1995 (1)                       --          --
 Paid-in capital                               442,540     264,808

 Unearned stock compensation, net of
   accumulated amortization
   of $1,139 in 1996 and $71 in 1995            (5,427)     (1,351)
 Retained earnings (distributions in
   excess of retained earnings)                    (74)     (1,679)
                                              --------    --------
   Total shareholders' equity                   437,039     261,778
                                              --------    --------
   Total liabilities and shareholders'
     equity                                   $760,931    $324,224
                                              ========    ========

--------------
(1) After restatement to reflect the impact of the 2-for-1 stock split effected in the form of a stock dividend distributed on March 18, 1997 to shareholders of record on March 7, 1997.



                            See accompanying notes.

                       PATRIOT AMERICAN HOSPITALITY, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                        PERIOD
                                                                   OCTOBER 2, 1995
                                                              (INCEPTION OF OPERATIONS)
                                              YEAR ENDED               THROUGH
                                          DECEMBER 31, 1996       DECEMBER 31, 1995
                                          -----------------    ------------------------
Revenue:
 Participating lease revenue                  $    75,893               $    10,582
 Interest and other income                            600                       513
                                              -----------               -----------
   Total revenue                                   76,493                    11,095
                                              -----------               -----------

Expenses:
 Real estate and personal property
  taxes and casualty insurance                      7,150                       901
 Ground lease expense                               1,075                        --
 General and administrative                         4,500                       607
 Interest expense                                   7,380                        89
 Depreciation and amortization                     17,420                     2,590
                                              -----------               -----------
   Total expenses                                  37,525                     4,187
                                              -----------               -----------
Income before equity in earnings of
 unconsolidated subsidiaries,
 minority interests and extraordinary
  item                                             38,968                     6,908
 Equity in earnings of unconsolidated
  subsidiaries                                      5,845                       156
                                              -----------               -----------
Income before minority interests and
 extraordinary item                                44,813                     7,064
 Minority interest in Patriot Partnership          (6,767)                     (968)
 Minority interest in other partnerships              (55)                       --
                                              -----------               -----------
Income before extraordinary item                   37,991                     6,096
 Extraordinary loss from early
  extinguishment of debt,
   net of minority interest                            --                      (737)
                                              -----------               -----------
Net income applicable to common
 shareholders                                 $    37,991               $     5,359
                                              ===========               ===========

Net income per common share (1):
 Income before extraordinary item             $      1.06               $      0.21
 Extraordinary item                                    --                     (0.03)
                                              -----------               -----------
 Net income applicable to common
  shareholders                                $      1.06               $      0.18
                                              ===========               ===========

Weighted average number of common
 shares and common share
 equivalents outstanding (1)                       35,938                    29,350
                                              ===========               ===========

---------------
(1) After restatement to reflect the impact of the 2-for-1 stock split effected in the form of a stock dividend distributed on March 18, 1997 to shareholders of record on March 7, 1997.



                            See accompanying notes.

                       PATRIOT AMERICAN HOSPITALITY, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                          UNEARNED
                                                                            STOCK      RETAINED
                                NUMBER OF SHARES (1)  PAID-IN CAPITAL   COMPENSATION   EARNINGS     TOTAL
                                --------------------  ---------------   -------------  ---------  ----------
Issuance of common stock,
 net of offering expenses                 29,210,000         $313,170   $         --    $    --      $313,170
Acquisition of interests
 from affiliates                                  --          (19,357)            --         --       (19,357)
Predecessor basis of
 interests acquired
 from affiliates                                  --            1,840             --         --         1,840
Issuance of OP Units
 to non-affiliates                                --            9,363             --         --         9,363
Minority interest at closing
 of Initial Offering                              --          (41,670)            --         --       (41,670)
Issuance of shares to
 executive officers                          118,750            1,425         (1,422)        --             3
Issuance of shares to
 directors                                     3,120               37             --         --            37
Net income                                        --               --             --      5,359         5,359
Amortization of unearned
 stock compensation                               --               --             71         --            71
Common stock dividend
 declared, $0.24 per share (1)                    --               --             --     (7,038)       (7,038)
                                          ----------         --------        -------   --------      --------
BALANCE,
 DECEMBER 31, 1995                        29,331,870         $264,808        $(1,351)  $ (1,679)     $261,778
Issuance of common stock,
 net of offering expenses                  1,622,786           21,549             --         --        21,549
Issuance of common stock,
 net of offering expenses                 12,293,400          159,843             --         --       159,843
Issuance of shares to
 executive officers                          314,800            4,427         (4,427)        --            --
Issuance of shares to
 directors                                    50,640              754           (717)        --            37
Redemption price of OP
 Units in excess of
 book value                                       --           (8,841)            --         --        (8,841)
Net income                                        --               --             --     37,991        37,991
Amortization of unearned
 stock compensation                               --               --          1,068         --         1,068
Common stock dividends
 declared (1):
   $0.24 per share                                --               --             --    (24,937)      (24,937)
   $0.26 per share                                --               --             --    (11,449)      (11,449)
                                          ----------         --------        -------   --------      --------
BALANCE,
 DECEMBER 31, 1996                        43,613,496         $442,540        $(5,427)  $    (74)     $437,039
                                          ==========         ========        =======   ========      ========

---------------
(1) After restatement to reflect the impact of the 2-for-1 stock split effected in the form of a stock dividend distributed on March 18, 1997 to shareholders of record on March 7, 1997.


                            See accompanying notes.

                       PATRIOT AMERICAN HOSPITALITY, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (IN THOUSANDS)

                                                                       PERIOD
                                                                  OCTOBER 2, 1995
                                                                   (INCEPTION OF
                                                                     OPERATIONS)
                                           YEAR ENDED                  THROUGH
                                          DECEMBER 31,              DECEMBER 31,
                                              1996                      1995
                                          ------------           ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                  $  37,991              $     5,359
 Adjustments to reconcile net income to
   net cash provided by operating
    activities:
   Depreciation                                 17,302                    2,529
   Amortization of unearned stock
    compensation                                 1,068                       71
   Amortization of deferred loan costs             431                       27
   Amortization of lease inducement
    costs                                          116                       23
   Other amortization                              118                       61
   Payment of interest on notes
    receivable from
     unconsolidated subsidiaries                 4,833                       --
   Issue common stock to directors                  37                       --
   Equity in earnings of unconsolidated
    subsidiaries                                (5,845)                    (156)
   Minority interest in income of
    Patriot Partnership                          6,767                      968
   Minority interest in income of other
    partnerships                                    55                       --
   Extraordinary item                               --                      737
 Changes in assets and liabilities:
   Lease revenue receivable                     (3,091)                  (2,260)
   Deferred expenses                                --                     (292)
   Prepaid expenses and other assets            (1,003)                    (589)
   Accounts payable and other accrued
    expenses                                     2,741                    1,140
   Due to unconsolidated subsidiaries             (324)                      --
                                             ---------                ---------
       Net cash provided by operating
        activities                              61,196                    7,618
                                             ---------                ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Acquisition of hotel properties and
  related working capital assets              (353,217)                (260,665)
 Improvements and additions to hotel
  properties                                   (21,889)                    (609)
 Collection of receivables from selling
  entities                                       1,219                       --
 Prepaid acquisition costs                     (14,797)                    (598)
 Investment in mortgage notes
  receivable from
  unconsolidated subsidiaries                  (31,400)                 (40,500)
 Principal payments received on
  mortgage note receivable                         298                       --
 Advances to unconsolidated subsidiary              --                      (87)
 Investment in unconsolidated subsidiary            --                   (4,238)
 Investment in other note receivable                --                     (101)
 Principal payment received on other
  note receivable                                  101                       --
 Payment of organization costs                      --                     (150)
                                             ---------                ---------
       Net cash used in investing
        activities                            (419,685)                (306,948)
                                             ---------                ---------

                            See accompanying notes.

                            PATRIOT AMERICAN HOSPITALITY, INC.

                                      (IN THOUSANDS)


                                                                       PERIOD
                                                                  OCTOBER 2, 1995
                                                                   (INCEPTION OF
                                                                     OPERATIONS)
                                           YEAR ENDED                  THROUGH
                                          DECEMBER 31,               DECEMBER 31,
                                              1996                      1995
                                          -------------           ----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Borrowings under line of credit               396,302                    9,500
 Repay borrowings under line of credit        (191,463)                      --
 Payments to acquire interests of
  affiliates in the Initial Hotels                  --                  (18,879)
 Payment of deferred loan costs                 (1,189)                    (361)
 Prepayment penalties on assumed
  mortgage loans                                    --                     (174)
 Net proceeds from sale of common stock             --                  314,013
 Net proceeds of Follow-on Offering            160,305                       --
 Net proceeds of Private Placement              39,418                       --
 Payment of initial public offering
  costs                                           (462)                      --
 Contribution received from minority
  interest in other partnerships                11,656                       --
 Payments to redeem OP Units                   (16,584)                      --
 Dividends and distributions paid              (37,659)                      --
                                             ---------                 --------
     Net cash provided by financing
      activities                               360,324                  304,099
                                             ---------                 --------
Net increase in cash and cash
 equivalents                                     1,835                    4,769
                                             ---------                 --------
Cash and cash equivalents at beginning
 of period                                       4,769                       --
                                             ---------                 --------
Cash and cash equivalents at end of
 period                                      $   6,604                 $  4,769
                                             =========                 ========
Supplemental disclosure of cash flow
 information:
 Cash paid during the period for
  interest                                   $   6,938                 $     --
                                             =========                 ========

                            See accompanying notes.

                       PATRIOT AMERICAN HOSPITALITY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


1.  ORGANIZATION:

  Patriot American Hospitality, Inc. (collectively with its subsidiaries, "Patriot"), a Virginia corporation, was formed April 17, 1995 as a self-administered real estate investment trust ("REIT") for the purpose of acquiring equity interests in hotel properties. On October 2, 1995, Patriot completed an initial public offering (the "Initial Offering") of 29,210,000 shares of its common stock and commenced operations.

  Patriot, through its wholly-owned subsidiary, PAH GP, Inc., is the sole general partner and the holder of a 1.0% general partnership interest in Patriot American Hospitality Partnership, L.P. (the "Patriot Partnership"). In addition, Patriot, through its wholly-owned subsidiary, PAH LP, Inc., owns an approximate 86.3% limited partnership interest in the Patriot Partnership, as of December 31, 1996.

  The Patriot Partnership, either directly or through its subsidiaries, acquires and holds the ownership interests in hotel properties, including the 20 hotels purchased upon closing of the Initial Offering (the "Initial Hotels"). In connection with the Initial Offering, Patriot closed on a revolving credit facility (the "Line of Credit") with PaineWebber Real Estate Securities, Inc. ("PaineWebber Real Estate") to be utilized primarily for the acquisition of additional hotels, renovation of certain hotels and for working capital. In consideration for the sale of certain of the hotels acquired by Patriot, certain owners, including certain affiliates of Patriot, elected to receive limited partnership units in the Patriot Partnership ("OP Units"). The OP Units received by such owners represent an approximate 12.7% minority equity interest in the Patriot Partnership at December 31, 1996.

  At December 31, 1996, Patriot, through the Patriot Partnership and other subsidiaries, owned interests in 46 hotels in 18 states with an aggregate of 11,340 guest rooms.

  As of December 31, 1996, the Patriot Partnership leases each of its hotels, except the Crowne Plaza Ravinia Hotel and the Marriott WindWatch Hotel, which are separately owned through special purpose corporations, to lessees who are responsible for operating the hotels (the "Lessees"). Patriot leases 24 of its hotel investments to CHC Lease Partners for staggered terms of ten to twelve years pursuant to separate participating leases providing for the payment of the greater of base or participating rent, plus certain additional charges, as applicable (the "Participating Leases"). Nine of the hotels are leased to NorthCoast Hotels, L.L.C. ("NorthCoast") under similar Participating Lease agreements. DTR North Canton, Inc. (the "Doubletree Lessee"), a subsidiary of Doubletree Hotels Corporation, leases six hotels and Crow Hotel Lessee, Inc. (the "Wyndham Lessee") leases two hotels under similar Participating Lease agreements. Metro Hotels Leasing Corporation ("Metro Lease Partners") leases one hotel and Grand Heritage Leasing, L.L.C. (the "Grand Heritage Lessee") leases two hotels under similar Participating Lease agreements. The Lessees, in turn, have entered into separate agreements with hotel management entities (the "Operators") to manage the hotels. The Crowne Plaza Ravinia Hotel and the Marriott WindWatch Hotel acquisitions were structured without lessees and are managed directly by Holiday Inns, Inc. and Marriott International, Inc., respectively.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation

  The consolidated financial statements include the accounts of Patriot, its wholly-owned subsidiaries, PAH GP, Inc. and PAH LP, Inc., the Patriot Partnership and other partnerships in which Patriot owns at least a 50% controlling interest. All significant intercompany accounts and transactions have been eliminated.

Investment in Hotel Properties

  The hotel properties are stated at cost. Depreciation is computed using the straight-line method based upon estimated useful lives of the assets of 35 years for the buildings and improvements and 5 to 7 years for furniture, fixtures and equipment.

                      PATRIOT AMERICAN HOSPITALITY, INC.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


  The acquisition of affiliated interests in the Initial Hotels has been recorded at predecessor cost. In connection with the Initial Offering, cash payments to acquire the interests of predecessor owners who were deemed to be affiliates of Patriot have been reflected as a reduction of shareholders' equity in the accompanying financial statements in 1995.

  In accordance with Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, Patriot would record impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. No such impairment losses have been recognized to date.

  Repairs and maintenance of hotel properties owned by Patriot are paid by the Lessees. Major renewals and betterments are capitalized. Interest associated with borrowings used to finance substantial hotel renovations is capitalized and amortized over the estimated useful life of the assets. Interest of $91 was capitalized in 1996.

Cash and Cash Equivalents

  All highly liquid investments with an original maturity date of three months or less when purchased are considered to be cash equivalents.

Investment in Unconsolidated Subsidiaries

  Patriot's investments in PAH Ravinia, Inc. ("PAH Ravinia"), the entity which owns the Crowne Plaza Ravinia Hotel, and PAH Windwatch, L.L.C. ("PAH Windwatch"), the entity which owns the Marriott WindWatch Hotel, are accounted for using the equity method of accounting. Patriot owns an approximate 99% non-voting interest in each of these entities. The voting interests of PAH Ravinia and PAH Windwatch are owned by partnerships in which Patriot has a 4% interest. Patriot's share of the net income of PAH Ravinia and PAH Windwatch is included in Patriot's statement of operations.

Inventory

  Inventory consists of food, beverages, china, linen, glassware and silverware and is stated at cost (see Note 6).

Deferred Expenses

  Deferred expenses consist of the following:

                                          December 31,
                                         1996      1995
                                        ------    ------
Deferred loan costs                     $1,550    $  361
Leasing costs                            1,684     1,000
Franchise fees                             429       429
Organization costs                         150       150
                                        ------    ------
                                         3,813     1,940
Less: accumulated amortization            (750)      (88)
                                        ------    ------
                                        $3,063    $1,852
                                        ======    ======

  Loan costs related to the Line of Credit are amortized to interest expense on a straight-line basis over the three-year term of the loan. Leasing costs are amortized to participating lease revenue over the lives of the leases. Franchise costs are amortized using the straight-line method over the terms of the related franchise agreements. Amortization of organization costs is computed using the straight-line method over five years.

                      PATRIOT AMERICAN HOSPITALITY, INC.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


Prepaid Expenses and Other Assets

  Prepaid expenses and other assets consist of prepaid insurance, property taxes and deposits and pre-acquisition costs associated with hotels under purchase consideration. At December 31, 1996, other assets include a $10,000 escrow deposit related to the acquisition of Resorts Limited Partnership and Carefree Resorts Corporation and their assets (see Note 14). Additionally, other assets include a note receivable from California Jockey Club in the amount of $2,900 which relates to the Agreement and Plan of Merger with California Jockey Club and Bay Meadows Operating Company (see Note 14).

Revenue Recognition

  The Patriot Partnership leases its hotel properties to the Lessees pursuant to separate Participating Leases. Lease income is recognized when earned from the Lessees under the Participating Leases.

Stock Split

  On January 30, 1997, the Board of Directors declared a 2-for-1 stock split on Patriot's common stock effected in the form of a stock dividend distributed on March 18, 1997 to shareholders of record on March 7, 1997. All references in the consolidated financial statements to the number of shares, per share amounts, and market prices of Patriot's common stock and options to purchase common stock have been restated to reflect the impact of the stock split.

  The number of OP Units currently outstanding will remain unchanged after the 2-for-1 stock split. However, the OP Unit conversion factor will be changed as a result of the stock split such that each OP Unit subject to redemption will now be redeemed for cash equal to the value of two shares of Patriot's common stock (or, at Patriot's election, Patriot may purchase each OP Unit offered for redemption for two shares of common stock).

Earnings per Share

  Earnings per share is computed based upon the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the period presented. The per share computations include options to purchase common stock which were outstanding during the period. The number of shares outstanding related to the options has been calculated by application of the "treasury stock" method.

Dividends

  Patriot intends to pay regular quarterly dividends in order to maintain its REIT status under the Internal Revenue Code. Payment of such dividends is dependent upon receipt of distributions from the Patriot Partnership.

Stock Compensation

  Patriot accounts for its stock compensation arrangements under the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and intends to continue to do so. See Note 10 for a discussion of Patriot's stock compensation arrangements and pro forma disclosure of the effect on income from operations and earnings per share of such arrangements pursuant to the requirements of Financial Accounting Standards Board Statement 123, "Accounting for Stock-Based Compensation" ("Statement 123").

Income Taxes

  Patriot intends to continue to qualify to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code. Under the Internal Revenue Code, if certain requirements are met in a tax year, a corporation that is treated as a REIT will generally not be subject to federal income tax with respect to income which it distributes to its

                      PATRIOT AMERICAN HOSPITALITY, INC.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


shareholders. Patriot has declared dividends in excess of its taxable income for 1996 and 1995. Accordingly, no provision for income taxes has been reflected in the statement of operations. For federal income tax purposes, 1996 dividends amounted to $0.98 per share, none of which is considered return of capital and 1995 dividends amounted to $0.24 per share, of which 26% was considered a return of capital.

  Earnings and profits, which determine the taxability of dividends to shareholders, differ from net income reported for financial reporting purposes due to differences for federal tax purposes in the estimated useful lives used to compute depreciation and the carrying value (basis) of the investment in hotel properties. Additionally, certain costs associated with the Initial Offering are treated differently for federal tax purposes than for financial reporting purposes.

Use of Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Concentrations

  Patriot currently invests exclusively in hotel properties. The hotel industry is highly competitive and Patriot's hotel investments are subject to competition from other hotels for guests. Each of Patriot's hotels competes for guests primarily with other similar hotels in its immediate vicinity and other similar hotels in its geographic market. Patriot believes that brand recognition, location, the quality of the hotel and services provided, and price are the principal competitive factors affecting its hotel investments.

  In 1996 and 1995, Patriot earned rents under the Participating Leases of $75,893 and $10,582, respectively (net of leasing cost amortization of $116 and $23, respectively), of which $54,186 and $10,432 was earned from the Participating Leases with CHC Lease Partners in 1996 and 1995, respectively. In addition, 55% of future minimum rent amounts due under leases outstanding at December 31, 1996 relate to the Participating Leases with CHC Lease Partners. Patriot must rely on the Lessees to generate sufficient cash flow from operation of the hotels to enable the Lessees to meet rent obligations under the Participating Leases.

Seasonality

  The hotel industry is seasonal in nature. Revenues at certain hotels are greater in the first and second quarters of a calendar year and at other hotels in the second and third quarters of a calendar year. Seasonal variations in revenues at Patriot's hotels may cause quarterly fluctuations in Patriot's lease revenues.

Reclassification

  Certain prior year balances have been reclassified to conform to the current year presentation.

                      PATRIOT AMERICAN HOSPITALITY, INC.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


3.  INVESTMENT IN HOTEL PROPERTIES:

  On October 2, 1995, Patriot, through the Patriot Partnership, used approximately $263,600 of the net proceeds of the Initial Offering and $47,685 in OP Units (including $38,322 in OP Units paid to affiliates) to acquire the 20 initial hotels (including certain working capital assets) from various entities (the "Selling Entities") and repay existing mortgage and other indebtedness of these hotels. In connection with the assumption and repayment of mortgage indebtedness on certain of these properties, Patriot assumed $680 in unamortized deferred financing costs which were written off upon repayment of the debt, and paid $174 in mortgage prepayment penalties. These amounts have been reported as an extraordinary item in the accompanying financial statements. At December 31, 1996 and 1995 Patriot had aggregate receivables of $559 and $1,765, respectively, from the Selling Entities which represents amounts due to Patriot relating to the final proration of current assets acquired in connection with the acquisition of the 20 initial hotels.

  On November 15, 1995, Patriot, through the Patriot Partnership, completed the acquisition of the Embassy Suites Hotel in Hunt Valley, Maryland for cash (including closing costs) of approximately $15,951. The purchase was paid for with a portion of the remaining net proceeds from the Initial Offering.

  During the first quarter of 1996, Patriot acquired three hotels located in Massachusetts, Georgia and California with an aggregate of 830 guest rooms. The aggregate purchase price of the properties (including acquisition-related expenses) was approximately $38,587 plus 167,012 OP Units (valued at approximately $4,000 based upon the market price of Patriot's common stock on the contract settlement date). One of the hotels is subject to a 73-year ground lease. The cash portion of the purchase was financed primarily with funds drawn on the Line of Credit.

  During the second quarter of 1996, Patriot acquired eight hotels located in Washington, California, Kentucky and Colorado with an aggregate of 1,784 guest rooms. The aggregate purchase price of the properties (including acquisition-related expenses) was approximately $102,470 plus 331,577 OP Units, valued at approximately $8,800 at the closing of the acquisition. The cash portion of the purchase was financed primarily with funds drawn on the Line of Credit. The payment of a portion of the purchase price related to the acquisition of six of the hotels, in the amount of $2,000, is payable in April 1998. This amount is included in accounts payable and accrued expenses at December 31, 1996.

  During the third quarter of 1996, Patriot acquired five hotels located in Texas, Georgia, Florida, Oregon and Missouri with an aggregate of 1,596 guest rooms. The aggregate purchase price of the properties (including acquisition-related expenses and approximately $3,456 relating to the assumption of operating liabilities and acquisition costs) was approximately $108,761 plus 17,036 OP Units valued at approximately $500 at the time of the acquisition. The cash portion of the purchase was financed primarily with funds drawn on the Line of Credit. In addition, Patriot may be obligated to pay up to $3,000 of additional consideration upon acheivement of certain future operating results of two of the hotels, which management considers unlikely.

  Patriot, through certain of its consolidated partnerships (see Note 9), acquired a 244-room hotel in Tallahassee, Florida for approximately $11,186; a 242-room hotel in Des Plaines, Illinios for approximately $8,539; and a 264-room hotel in Miami, Florida for approximately $12,513. The acquisitions of the hotels were financed through a combination of cash and funds drawn on the Line of Credit.

  During the fourth quarter of 1996, Patriot, through certain of its consolidated partnerships (see Note 9), acquired the 341-room Doubletree Hotel at Allen Center in Houston, Texas for approximately $28,700 and the 417-room Doubletree Hotel in Tulsa, Oklahoma for approximately $22,400. The acquisitions of the hotels were financed through a combination of cash and funds drawn on the Line of Credit.

  In addition, Patriot, through the Patriot Partnership, acquired two additional hotels located in Alabama and California with an aggregate of 336 guest rooms. The aggregate purchase price of the properties (including acquisition-related expenses) was approximately $22,600 plus 85,078 OP Units valued at approximately $3,091 at the time of the acquisition. The cash portion of the purchase was financed primarily with funds drawn on the Line of Credit.

                      PATRIOT AMERICAN HOSPITALITY, INC.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


  As of December 31, 1996, Patriot, through the Patriot Partnership and certain other consolidated and unconsolidated subsidiaries, owns interests in 46 hotel properties aggregating 11,340 guest rooms in 18 states. (As of December 31, 1995, Patriot owned 22 hotel properties aggregating 4,924 guest rooms.) One hotel is located in Alabama (147 rooms), four hotels are in California (1,036 rooms), one in Colorado (180 rooms), five properties are located in Florida (1,261 rooms), four in Georgia (1,233 rooms), one in Illinois (242 rooms), one in Kentucky (365 rooms), two in Louisiana (970 rooms), one in Maryland (223 rooms), one in Massachusetts (288 rooms), two in Michigan (506 rooms), one in Missouri (184 rooms), two in New York (475 rooms), three in Ohio (412 rooms), one in Oklahoma (417 rooms), one in Oregon (257 rooms), eleven in Texas (2,507 rooms), and four in Washington (637 rooms).

  Investment in hotel properties consists of the following:

                                            December 31,
                                           1996        1995
                                         --------    --------
Land...............................      $ 56,739    $ 23,893
Building and improvements..........       540,755     218,239
Furniture, fixtures and equipment..        64,146      26,156
                                         --------    --------
                                          661,640     268,288
Less: accumulated depreciation.....       (19,815)     (2,529)
                                         --------    --------
                                         $641,825    $265,759
                                         ========    ========

4.  INVESTMENT IN AND MORTGAGE NOTES RECEIVABLE FROM UNCONSOLIDATED
SUBSIDIARIES:

  In December 1995, Patriot, through the Patriot Partnership, acquired an approximate 99% non-voting ownership interest in PAH Ravinia, a Virginia corporation, for $4,458. PAH Ravinia acquired the 495-room Crowne Plaza Ravinia Hotel in Atlanta, Georgia.

  As part of the financing for the acquisition of the Crowne Plaza Ravinia Hotel, Patriot, through the Patriot Partnership, advanced $40,500 to PAH Ravinia, which is evidenced by two mortgage notes consisting of a $36,000 first mortgage note and a $4,500 second mortgage note. The principal amount of both notes is due on November 28, 1998. Interest at an annual rate equal to 10.25% and 12.5% on the first and second mortgage notes, respectively, is payable monthly. All amounts owing under the mortgage notes will become due upon a sale of the hotel to a third party purchaser. The mortgage notes are collateralized by deeds of trust on the Crowne Plaza Ravinia Hotel.

  The Crowne Plaza Ravinia Hotel is not operated by a lessee. The hotel is being managed by Holiday Inns, Inc. for a period of ten years expiring in 2005 (with two renewal terms of five years each) pursuant to a management agreement between PAH Ravinia and Holiday Inns, Inc. Under the terms of the management agreement, Holiday Inns, Inc. receives base management fees equal to 4% of gross room revenue, a portion of which is subordinated to the payment of a return on PAH Ravinia's invested capital, as defined, of 10.5% per annum. The management agreement also provides for payment of an incentive management fee to Holiday Inns, Inc., subject to PAH Ravinia's receipt of an aggregate 12.5% per annum return on invested capital. Under the terms of the management agreement, PAH Ravinia is required to maintain capital improvement reserves equal to 4.0% of total revenues.

                      PATRIOT AMERICAN HOSPITALITY, INC.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


  The following summarizes certain financial information for PAH Ravinia.

                                   As of December 31,
                                 1996             1995
                                 ----             ----
Financial Position:
 Total assets                  $ 48,273         $ 46,739
                               ========         ========
 Total liabilities             $ 43,111         $ 42,424
                               ========         ========
 Total equity                  $  5,162         $  4,315
                               ========         ========

                                              December 1,
                                                  1995
                                              (inception)
                               Year Ended       through
                              December 31,    December 31,
                                  1996            1995
                                 ------          ------
Summary Operations:
 Total revenues                $ 24,377         $ 1,737
                               ========         =======
 Gross profit                  $ 14,389         $   829
                               ========         =======
 Net income/(loss) (a)         $    847         $  (194)
                               ========         =======
 Cash flow from operations     $  4,061         $   315
                               ========         =======

---------------
  (a) For the year ended December 31, 1996, Patriot reported net income from this unconsolidated subsidiary of $5,118 after elimination of $4,280 of interest expense related to the mortgage notes payable to Patriot. For the period December 1, 1995 (inception) through December 31, 1995, Patriot reported net income from this unconsolidated subsidiary of $156 after elimination of $351 of interest expense related to the mortgage notes payable to Patriot.

  In September 1996, Patriot, through the Patriot Partnership, acquired an approximate 99% non-voting ownership interest in PAH Windwatch, a Delaware limited liability corporation. Patriot's investment in PAH Windwatch of approximately $6,217 is evidenced by a promissory note. PAH Windwatch acquired the 362-room Marriott WindWatch Hotel in Hauppauge (Long Island), New York for approximately $31,102.

  As part of the financing for the acquisition of the Marriott WindWatch Hotel, Patriot, through the Patriot Parnership, advanced PAH Windwatch $31,400, which is evidenced by a first lien mortgage note. The principal amount of the note is due on August 31, 1999. Interest at an annual rate equal to 9% is payable monthly. All amounts owed under the mortgage note will become due upon the sale of the hotel to a third party purchaser. The mortgage note is collateralized by a deed of trust on the Marriott WindWatch Hotel.

  The Marriott WindWatch Hotel is not operated by a lessee but is managed by Marriott International, Inc. ("Marriott"). Pursuant to the Purchase and Sale agreement dated March 15, 1996, the existing management agreement has been terminated and Patriot is currently negotiating the terms of a new agreement. Until such time a new agreement is reached, Marriot will continue to manage the Marriott WindWatch Hotel under the terms of the prior agreement. Pursuant to this agreement, Marriott receives an annual base management fee equal to 5% of gross receipts. In addition, in any year the hotel generates a profit, as defined in the agreement, Marriott will receive an amount equal to the excess of 15% of the profit over the base management fee.


5. LINE OF CREDIT AND MORTGAGE NOTE:

  In connection with the Initial Offering, Patriot, through the Patriot Partnership, obtained the Line of Credit, a revolving credit facility of up to $165,000 to fund the acquisition of additional hotels, renovations and capital improvements to hotels and for general working capital purposes. In May 1996, the maximum amount available under the Line of Credit was increased to $250,000 and certain other modifications were made, thereby increasing Patriot's

                      PATRIOT AMERICAN HOSPITALITY, INC.

                (DOLLARS IN THOUSANDS,, EXCEPT PER SHARE DATA)


ability to borrow under the Line of Credit. The Line of Credit is collateralized by a first mortgage lien on certain of the hotels. As of December 31, 1996, Patriot had $192,339 outstanding on its Line of Credit. The Line of Credit, which expires October 1, 1998, bears interest on the outstanding balance at a rate per annum equal to the 30-day LIBOR rate, plus 1.90%. LIBOR was 5.56% at December 31, 1996 and 5.69% at December 31, 1995. The weighted average interest rate incurred by Patriot during 1996 and 1995 under this borrowing was 7.38% and 7.71%, respectively. No prepayment penalties are required under the Line of Credit.

  In connection with the acquisition of the Wyndham Greenspoint Hotel during the third quarter of 1996, Patriot has agreed to maintain at least $22,000 of debt on this property until 1999. PaineWebber Real Estate has extended a single asset mortgage loan of $22,000 on this hotel (the "Greenspoint Loan") on economic terms substantially similar to the Line of Credit. While the Greenspoint Loan is outstanding, the maximum amount Patriot may draw on the Line of Credit has been reduced to $228,000. The Line of Credit and the Greenspoint Loan are cross defaulted. No prepayment penalties are required under the Greeenspoint Loan.

  The Line of Credit requires Patriot to maintain certain financial ratios with respect to liquidity, loan to value and net worth and imposes certain limitations on acquisitions. Patriot is in compliance with such covenants at December 31, 1996. The unused commitment under the Line of Credit at December 31, 1996, is $35,661, subject to certain restrictions and provisions of the Line of Credit Agreement (see Note 14).

6.  PARTICIPATING LEASES:

  The Patriot Partnership has leased the hotels under the Participating Leases to the Lessees through 2008. Minimum future rental income under these noncancelable operating leases for the next five years and thereafter is as follows:

YEAR                   RENT AMOUNT
----                   -----------
1997.................     $ 81,409
1998.................       82,405
1999.................       82,787
2000.................       83,167
2001.................       83,542
2002 and thereafter..      422,814
                          --------
                          $836,124
                          ========

     The Participating Leases obligate Patriot to establish a reserve for capital improvements for the replacement and refurbishment of furniture, fixtures and equipment and other capital expenditures. Patriot and the Lessees agree on the use of funds in these reserves, and Patriot has the right to approve the Lessees' annual and long-term capital expenditures budgets. The amount of such reserves are to average 4.0% of total revenues for the hotels. At December 31, 1996 and 1995, $2,458 and $1,091, respectively, of cash is reserved for capital improvements, net of capital improvements made to date.

     Patriot is responsible for payment of (i) real estate and personal property taxes on its hotel investments (except to the extent that personal property associated with the hotels is owned by the Lessees), (ii) casualty insurance on the hotels and (iii) business interruption insurance on the hotels. The Lessees are required to pay for all liability insurance on Patriot's hotels, with extended coverage, including comprehensive general public liability, workers' compensation and other insurance appropriate and customary for properties similar to Patriot's hotels with Patriot as an additional named insured.

     Upon acquisition of the Initial Hotels, Patriot acquired the hotel inventories with an estimated fair value of $2,035, which were transferred to CHC Lease Partners for its use in the operation of the hotels. Under the Participating Lease Agreements, CHC Lease Partners is obligated to return an equivalent inventory to Patriot at the end of the

                      PATRIOT AMERICAN HOSPITALITY, INC.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


respective lease terms, less $1,000. The $1,000 is considered a lease inducement and has been recorded as a reduction in inventory and an increase in deferred expenses and is being amortized to Participating Lease revenue on a straight-line basis over the lives of the leases. In connection with the acquisition of a resort property in 1996, Patriot recorded an additional lease inducement of $685 which is being amortized to Participating Lease revenue on a straight-line basis over the 12 year lease term.

7.  COMMITMENTS AND CONTINGENCIES:

Office Lease

     Patriot has entered into an agreement with an affiliate to provide Patriot with office space and limited support personnel for Patriot's headquarters for an annual fee of approximately $141 through February 1998 and $144 thereafter. The term of the agreement is through February 1999.

Employment Agreements

     In connection with the Initial Offering, Patriot entered into employment agreements with each of Messrs. Nussbaum, Lattin and Stewart, three of the Executive Officers of Patriot, for a term of three years expiring in 1998. The agreements provide for annual base compensation with any increases approved by the Compensation Committee of the Board of Directors. Upon termination of employment other than for cause, the employment agreements provide for severance benefits in an amount to be determined by the Compensation Committee.

Business Combination

     On October 31, 1996, Patriot, California Jockey Club, a Delaware corporation ("Cal Jockey") and Bay Meadows Operating Company, a Delaware corporation ("Bay Meadows") entered into a binding acquisition agreement (the "October 31, 1996 Agreement") pursuant to which the parties agreed, subject to stockholder approval and other conditions, to engage in a business combination transaction.

     Cal Jockey operates as a REIT under the Internal Revenue Code and is the owner of approximately 175 acres of land in San Mateo, California on which the Bay Meadows Racecourse is situated. Cal Jockey leases the racecourse facility to Bay Meadows. Bay Meadows is a gaming and entertainment company engaged primarily in the business of conducting and offering pari-mutuel wagering (meaning that individuals wager against each other and not against the operator of the facility) on Thoroughbred horse racing at the racecourse. In addition, Bay Meadows generates revenues from commissions on simulcast and off-track pari-mutuel wagering, admissions, parking, program sales and food and beverage concessions at the racecourse. Since 1983, Cal Jockey's shares of common stock have been paired and trade together with the shares of common stock of Bay Meadows as a single unit on the American Stock Exchange pursuant to a stock pairing arrangement (referred to herein as a "paired share" ownership structure). See Note 14.

Contingencies

     Patriot currently is not subject to any material legal proceedings or claims nor, to management's knowledge, are any material legal proceedings or claims currently threatened.

8.  RELATED PARTY TRANSACTIONS:

     As described in Note 4, Patriot, through the Patriot Partnership, loaned $40,500 in the form of mortgage notes to PAH Ravinia as part of the financing for PAH Ravinia's acquisition of the Crowne Plaza Ravinia Hotel. Patriot recognized $43 and $3 of interest income in 1996 and 1995, respectively, related to such mortgage notes (excluding $4,280 and $351 of such interest eliminated for financial reporting purposes in 1996 and 1995, respectively). In addition, Patriot has a receivable of $40,866 due from PAH Ravinia as of December 31, 1996.

                      PATRIOT AMERICAN HOSPITALITY, INC.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


     Patriot, through the Patriot Partnership, also loaned $31,400 in the form of mortgage notes to PAH Windwatch (see Note 4), as part of the financing for PAH Windwatch's acquisition of the Marriott WindWatch Hotel. Patriot recognized $8 of interest income in 1996 related to such mortgage notes (excluding $754 of such interest eliminated for financial reporting purposes). In addition, Patriot has a receivable of $31,343 due from PAH Windwatch as of December 31, 1996.

     In December 1996, Patriot funded advances to one of the executive officers totaling $123 which have been included in prepaid expenses and other assets in the accompanying financial statements. The advances were repaid in March 1997.

9.  MINORITY INTERESTS

Minority Interest in Patriot Partnership

     The Patriot Partnership has 2,517,808 OP Units and 662,391 Preferred OP Units outstanding as of December 31, 1996 (excluding OP Units held by Patriot). Pursuant to the Patriot Partnership's limited partnership agreement, the limited partners of the Patriot Partnership, including certain affiliates of Patriot, received rights (the "Redemption Rights") that enable them to cause the Patriot Partnership to redeem each OP Unit in exchange for cash equal to the value of a share of common stock (or, at Patriot's election, Patriot may purchase each OP Unit offered for redemption for one share of common stock). The Redemption Rights generally may be exercised at any time after one year following the issuance of the OP Units. However, certain holders of OP Units, including directors and officers of Patriot, are restricted from exercising their Redemption Rights for 18 to 24 months from the closing of the Initial Offering. The number of shares of common stock issuable upon exercise of the Redemption Rights will be adjusted for share splits, mergers, consolidations or similar pro rata transactions, which would have the effect of diluting the ownership interests of the limited partners of the Patriot Partnership or the shareholders of Patriot. Coincident with the stock split in March 1997, the conversion factor is now 2-for-1 (see Note 14).

     During the fourth quarter of 1996, certain partners elected to redeem a total of 407,207 OP Units for a total of $16,584 in cash (based upon the current market price of Patriot's common stock on the effective date of the redemptions) in accordance with their Redemption Rights, including 395,746 OP Units redeemed by a principal of Patriot American Group for a total price of $16,196. Patriot recognized an adjustment to shareholders' equity in the amount of $8,841 in connection with the transaction, which represents the excess of the redemption price paid over the recorded book value of the OP Units redeemed.

Minority Interest in Other Partnerships

     During September 1996, Patriot entered into three partnership agreements in which the Patriot Partnership owns a 90% general partnership interest and DTR PAH Holding, Inc. ("DTR"), an affiliate of Doubletree Hotels Corporation, owns a 10% limited partnership interest. The three partnerships, formed for the purpose of acquiring certain hotel properties, are PAH-DT Tallahassee Partners, L.P., PAH-DT Chicago O'Hare Partners, L.P. and PAH-DT Miami Airport Partners, L.P. During the fourth quarter of 1996, Patriot entered into two additional partnership agreements in which the Patriot Partnership owns an 85% general partnership interest and DTR owns a 15% limited partnership interest. The two partnerships, formed for the purpose of acquiring certain hotel properties, are PAH-DT Allen Partners, L.P. and PAH-DT Tulsa Partners, L.P. Each partnership is
a Delaware limited partnership.   The financial position and results of
operations of each partnership is included in the consolidated financial statements of Patriot. DTR's interest in the partnerships is reflected as minority interest in other partnerships in the accompanying consolidated financial statements.

                      PATRIOT AMERICAN HOSPITALITY, INC.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


10.  SHAREHOLDERS' EQUITY:

Capital Stock

  Patriot's Board of Directors has authorized the issuance of up to 20,000,000 shares of preferred stock in one or more series. The number of shares in each series and the designation, powers, preferences and rights of each such series and the qualifications, limitations or restrictions thereof have not been established. As of December 31, 1996, no preferred stock was issued.

  Patriot was initially capitalized through the issuance of 2,850 shares of no par value common stock to three of Patriot's executive officers for which the executive officers paid nominal consideration. In connection with the Initial Offering, Patriot declared an approximate 41-to-1 stock split of its outstanding common shares, resulting in the issuance of an additional 115,900 shares of common stock to such executive officers. The aggregate value of $1,425 (based upon the initial public offering price of $12.00 per share), less cash received of $3, has been recorded as unearned stock compensation and was initially being amortized over the five-year vesting period.

  In response to an independent consultant review of executive compensation, the Board of Directors elected to accelerate the vesting period for the shares of common stock described above which were recorded as unearned stock compensation. During the first quarter of 1996, the vesting period was reduced from five years to three years and the amortization period of the unearned stock compensation was revised accordingly.

  On October 2, 1995, Patriot completed the Initial Offering of 29,210,000 shares of its common stock (including 3,810,000 shares of common stock issued upon exercise of the underwriters' over-allotment option). The offering price of all shares sold was $12.00 per share, resulting in net proceeds (less the underwriters' discount and Initial Offering expenses) of approximately $313,170.

  During the third quarter of 1996, Patriot completed a second public offering (the "Follow-on Offering") of 12,293,400 shares of its common stock (including 1,293,400 shares of common stock issued upon exercise of the underwriters' over-allotment option). The offering price of all shares sold in the Follow-on Offering was $14.125 per share, resulting in net proceeds (less the underwriters' discount and offering expenses) of approximately $160,222, of which approximately $151,963 was used to reduce amounts outstanding under the Line of Credit.

  Patriot's Board of Directors declared quarterly distributions of $0.24 per common share for the fourth quarter of 1995 (Patriot's first quarter of operations) and for each of the first, second and third quarters of 1996. On October 25, 1996, Patriot's Board of Directors declared a quarterly distribution of $0.26 per common share for the fourth quarter of 1996 which was paid on January 30, 1997 to shareholders of record on December 30, 1996. For dividends related to 1996 and 1995, concurrent with each of the distribution declarations, the Patriot Partnership authorized distributions in the same amount.

Stock Incentive Plans

  Patriot adopted the 1995 Incentive Plan (the ''1995 Plan'') and the Non-Employee Directors' Incentive Plan (the ''Directors' Plan'') for the purpose of
(i) attracting and retaining employees, directors and others, (ii) providing incentives to those deemed important to the success of Patriot, and (iii) associating the interests of these individuals with the interests of Patriot and its shareholders through opportunities for increased stock ownership.

  The 1995 Plan.   Under the 1995 Plan, employees of Patriot are eligible to
receive stock options, stock awards or performance shares, subject to certain restrictions. All awards under the 1995 Plan are determined by the Compensation Committee of the Board of Directors and a maximum of 2,000,000 shares of common stock may be issued under the 1995 Plan. Subject to shareholder approval, the maximum limit has been increased to 5,000,000 shares of common stock.

                      PATRIOT AMERICAN HOSPITALITY, INC.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


  The Directors' Plan.   The Directors' Plan provides for the award of stock
options and stock awards to each eligible non-employee director of Patriot. Each eligible director will receive nonqualified options to purchase 15,000 shares of common stock upon their election to the Board. On the date of each annual meeting of Patriot's shareholders, each non-employee director then in office receives an additional grant of nonqualified options to purchase 5,000 shares of common stock, with the maximum aggregate number of shares subject to options to be granted to each non-employee director being 35,000. The exercise price of options will be 100% of the fair market value of the common stock on the date of grant. The exercise price may be paid in cash, cash equivalents acceptable to the Compensation Committee, common stock or a combination thereof. Options granted under the Directors' Plan are exercisable for ten years from the date of grant.

  The Directors' Plan also provides for the annual award of common stock to each eligible director in payment of one-half of the annual retainer of $13 payable to each such director. The number of shares awarded will be determined based upon the fair market value of the stock at the date of the grant. Such shares vest immediately upon grant and are nonforfeitable.

Stock Grant Awards

  During 1996, pursuant to Patriot's Directors' Plan and the 1995 Plan, Patriot awarded 48,000 shares of common stock to its non-employee directors and 314,800 shares of common stock to certain of its officers and employees. Patriot has recorded $5,144 (the aggregate value of Patriot's common stock based on the market price at the date of the award) as unearned stock compensation which is being amortized over the vesting period of four years. For 1996 and 1995, $1,068 and $71, respectively, of amortization of stock compensation related to stock grants awarded to Patriot's directors, officers and certain employees is included in general and administrative expense in the accompanying consolidated financial statements.

  In 1996, the directors were granted 2,640 common shares with an aggregate value of $37 in payment of one-half of the annual retainer payable to each director. In 1995, the directors were granted 3,120 common shares with an aggregate value of $37 in payment of one-half the annual retainer payable to each director.

Stock Option Awards

  During 1996, pursuant to Patriot's Directors' Plan and the 1995 Plan, the Board of Directors granted stock options to purchase 30,000 shares of common stock to Patriot's directors and stock options to purchase 355,600 shares of common stock to Patriot's officers and certain employees. The exercise price of the options granted to the directors is $14.188 (the market price of Patriot's common stock on the date of the grant, May 23, 1996). For the officers and employees employed as of the grant date of April 19, 1996, the exercise price of the options is $13.438 (the market price of Patriot's common stock on the date of grant). For officers and employees hired subsequent to April 19, 1996, the exercise price is equal to the market price of Patriot's common stock on the employee's hire date. The options to purchase common stock vest annually over a period of seven years.

  Upon completion of the Initial Offering, 1,000,000 options were granted to the executive officers to purchase shares of common stock of Patriot. Each option is exercisable at an amount equal to the initial public offering price of $12.00 per share. Of the options granted, 55,560 vested immediately, while the remaining options become exercisable at various dates through January 1, 2005. In addition, each eligible director who was a member of the Board as of September 27, 1995, was awarded nonqualified options to purchase 15,000 shares of common stock on that date (each such director, a "Founding Director"). The options granted to Founding Directors have an exercise price equal to the initial public offering price of $12.00 per share and vested immediately.

  As of December 31, 1996, no options had been exercised.

  Patriot has elected to follow APB 25 and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under Statement 123 requires use of

                      PATRIOT AMERICAN HOSPITALITY, INC.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of Patriot's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

  Patriot's Directors' Plan and the 1995 Plan have authorized the grant of options to management personnel for up to 1,475,600 shares of Patriot's common stock. All options granted have ten year terms and either vest immediately or vest over a period of three to ten years and become fully exercisable at the end of the specified period of continued employment.

  Pro forma information regarding net income and earnings per share is required by Statement 123, which also requires that the information be determined as if Patriot has accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1996 and 1995, respectively: risk-free interest rates of 6.09% and 5.97%; dividend yields of 6%; volatility factors of the expected market price of Patriot's common stock of 0.173, and a weighted average expected life of the options of 4 years.

  The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because Patriot's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options that have vesting periods and are non-transferable.

  For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Patriot's pro forma information is as follows:

                                                1996            1995
                                                ----            ----
       Pro forma net income................   $ 37,607        $ 5,193
       Pro forma earnings per share:
         Primary...........................   $   1.05        $  0.18

  A summary of Patriot's stock option activity, and related information for the years ended December 31 is as follows:

                                                                                        1996                       1995
                                                                              -------------------------   --------------------------

                                                                              Options   Weighted Average  Options   Weighted Average

                                                                              (000's)    Exercise Price   (000's)    Exercise Price
                                                                              -------   ----------------  -------   ----------------

   Outstanding, beginning of year...........................................    1,090             $12.00       --             $   --
   Granted..................................................................      386              13.51    1,090              12.00
   Exercised................................................................       --                 --       --                 --
   Forfeited................................................................       --                 --       --                 --
                                                                              -------             ------  --------      ------------
   Outstanding, end of year.................................................    1,476             $12.39    1,090             $12.00
                                                                              =======             ======  =======       ============
   Exercisable at end of year...............................................      401             $12.00      145             $12.00
   Weighted average fair value of
     options granted during year............................................  $  1.27                       $1.19


   Exercise prices for options outstanding as of December 31, 1996 ranged from $12.00 to $15.125. The weighted-average remaining contractual life of those options is 9 years.

                      PATRIOT AMERICAN HOSPITALITY, INC.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


Private Placement

     In May 1996, Patriot sold an aggregate of approximately $40,000 of equity securities to an institutional investor that purchased the securities on behalf of two owners (the "Private Placement"). The securities consisted of 1,622,786 shares of common stock sold at $13.475 per share and 662,391 Preferred OP Units (the "Preferred OP Units") sold at $27.375 per unit. The common stock is of the same class as Patriot's existing common stock and is entitled to the same voting and dividend rights as all outstanding common stock, subject to certain restrictions on the resale of the stock. The Preferred OP Units are entitled to quarterly distributions equal to 103% of the quarterly dividends paid on the common stock. Generally, three years following issuance, the Preferred OP Units may be converted into shares of common stock on a two-for-one basis, subject to certain limitations. After 10 years, Patriot will have the right to exchange all outstanding Preferred OP Units for shares of common stock on a two-for-one basis.

11.  FAIR VALUE OF FINANCIAL INSTRUMENTS:

     Statement of Financial Accounting Standards No. 107 requires disclosure about the fair value for all financial instruments, whether or not recognized, for financial statement purposes. Disclosure about fair value of financial instruments is based on pertinent information available to management as of December 31, 1996. Considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts which could be realized on disposition of the financial instruments. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

     Management estimates that the fair value of (i) accounts receivable, accounts payable and accrued expenses approximate carrying value due to the relatively short maturity of these instruments; (ii) the notes receivable approximate carrying value based upon effective borrowing rates for issuance of debt with similar terms and remaining maturities; and (iii) the borrowings under the Line of Credit approximate carrying value as the Line of Credit accrues interest at floating interest rates based on market.


12.  NONCASH INVESTING AND FINANCING ACTIVITIES:

  In connection with the acquisition of hotel properties in 1996, the following assets and liabilities were assumed:

   Receivables from selling entities...........................  $   537
   Inventory...................................................      613
   Prepaid expenses and other assets...........................      510
   Deferred expenses...........................................      685
   Accounts payable and accrued liabilities....................    4,195

   Issuance of OP Units in connection with the acquisition of hotel properties in 1996..................................  $16,391

     In connection with Patriot's investment in an unconsolidated subsidiary, Patriot issued a promissory note payable to the unconsolidated subsidiary in the amount of $6,217 which has been included in due to unconsolidated subsidiaries in the accompanying financial statements.

     In connection with the Initial Offering and acquisition of the Initial Hotels in 1995, the following assets and liabilities were assumed:


   Deferred expenses, net of write-off of deferred financing
    costs of $679...................................................  $    127
   Prepaid expenses and other assets................................       313
   Accrued real estate and personal property taxes..................    (1,102)

                      PATRIOT AMERICAN HOSPITALITY, INC.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


In connection with Patriot's investment in an unconsolidated subsidiary in 1995:


   Accrued stock subscription....................................  $   (220)
   Accrued receivables from unconsolidated subsidiary, net of
    payables of $43..............................................       354

In connection with the Initial Offering and acquisition of the Initial
Hotels in 1995:


   Predecessor basis of interests acquired from affiliates.......  $  1,840
   Issuance of OP units to non-affiliates........................     9,363
   Distribution of note receivable as consideration..............      (479)
   Minority interest at closing of the Initial Offering..........   (41,670)
   Accrued Initial Offering costs................................      (843)

Other noncash investing and financing activities:


                                                            1996      1995
                                                          -------  --------
Dividends and distributions declared and payable........  $13,129  $  8,154
Issuance of shares to directors.........................       37        37
Accrued acquisition and other costs.....................      844        28


                      PATRIOT AMERICAN HOSPITALITY, INC.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


13.  PRO FORMA FINANCIAL INFORMATION (UNAUDITED):

  The unaudited pro forma condensed consolidated statements of operations of Patriot are presented as if the (i) the Initial Offering and the acquisition of the 20 Initial Hotels, (ii) the subsequent investment in 26 additional hotel properties, and (iii) the Private Placement and Follow-on Offering had occurred on January 1, 1995, and the hotels (except the Crowne Plaza Ravinia Hotel and the Marriott WindWatch Hotel) had been leased to the Lessees pursuant to the Participating Leases. These unaudited pro forma condensed consolidated statements of operations are not necessarily indicative of what actual results of operations of Patriot would have been assuming such transactions had been completed as of January 1, 1995, nor do they purport to represent the results of operations for future periods.



                                                                    YEAR ENDED DECEMBER 31,
                                                                     ----------------------
                                                                        1996        1995
                                                                     -----------  ---------
                                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenue:
 Participating lease revenue............                               $102,980    $95,017
 Interest and other income..............                                    621        580
                                                                       --------    -------
   Total revenue........................                                103,601     95,597
                                                                       --------    -------
Expenses:
 Real estate and personal property                                       10,977     10,109
  taxes and casualty insurance..........
 Ground lease expense...................                                  1,390      1,368
 General and administrative.............                                  5,192      4,435
 Interest expense.......................                                 16,416     17,467
 Depreciation and amortization..........                                 25,870     24,096
                                                                       --------    -------
   Total expenses.......................                                 59,845     57,475
                                                                       --------    -------
Income before equity in earnings of
 unconsolidated subsidiaries
 and minority interests.................                                 43,756     38,122
                                                                       --------    -------
 Equity in earnings of unconsolidated
  subsidiaries..........................                                  7,217      4,676
                                                                       --------    -------
Income before minority interests........                                 50,973     42,798
 Minority interest in Patriot
  Partnership...........................                                 (6,384)    (5,363)
 Minority interest in other partnerships                                   (705)      (566)
                                                                       --------    -------
Net income applicable to common
 shareholders...........................                               $ 43,884    $36,869
                                                                       ========    =======
Net income per common share (1).........                                  $1.01      $0.84
                                                                       ========    =======
Weighted average number of common
 shares and common share
 equivalents outstanding (1)............                                 43,614     43,614
                                                                       ========    =======

---------------
(1) After restatement to reflect the impact of the 2-for-1 stock split effected in the form of a stock dividend distributed on March 18, 1997 to shareholders of record on March 7, 1997

                      PATRIOT AMERICAN HOSPITALITY, INC.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


14.  SUBSEQUENT EVENTS:

Merger Agreement

     On February 24, 1997, Patriot, Cal Jockey and Bay Meadows entered into an Agreement and Plan of Merger (the "Merger Agreement"), which by its terms supersedes the October 31, 1996 Agreement and more fully details the transactions to be consummated by the parties (see Note 7). Pursuant to the Merger Agreement, Patriot will merge with and into Cal Jockey (the "Merger"), with Cal Jockey being the surviving company. Immediately following the Merger, Cal Jockey's name will be changed to Patriot American Hospitality, Inc. ("New Patriot REIT") and Bay Meadows name will be changed to Patriot American Hospitality Operating Company ("New Patriot Operating Company").

     Pursuant to the Merger Agreement, Patriot shareholders will be entitled to receive for each share of common stock, no par value per share, of Patriot held by them at the effective time of the Merger 0.5189 shares of common stock, par value $0.01 per share, of New Patriot REIT and 0.5189 shares of common stock, par value $0.01 per share, of New Patriot Operating Company, which shares will be paired and transferable only as a single unit.

     Upon completion of the Merger and the related transactions, it is anticipated that New Patriot REIT and New Patriot Operating Company will continue the operations of Patriot, Cal Jockey and Bay Meadows within the paired share ownership structure.

Hotel Properties Acquired

     On January 16, and January 17, 1997, Patriot acquired Resorts Limited Partnership ("RLP"), Carefree Resorts Corporation ("Carefree") and their assets (the "Carefree Acquisition"). The assets of these entities include a 100% fee interest in The Boulders near Scottsdale, Arizona and The Lodge at Ventana Canyon in Tucson, Arizona, and a 50% partnership interest in the entities that own The Peaks Resort and Spa at Telluride, Colorado and Carmel Valley Ranch in Carmel, California. The four resort properties are collectively referred to as the Carefree Resorts.

     Additionally, on January 17, 1997, Patriot acquired from The Morgan Stanley Real Estate Fund, L.P. and certain of its affiliates the remaining 50% partnership interest in the entities that own The Peaks Resort and Spa and Carmel Valley Ranch (the "Morgan Stanley Acquisition").

     The aggregate purchase price of the Carefree Acquisition and the Morgan Stanley Acquisition was approximately $263,600 and consisted of 1,295,077 OP Units valued at approximately $58,662, the assumption of approximately $28,489 of debt related to The Lodge at Ventana Canyon, the assumption of a net working capital liability of approximately $5,900 and approximately $170,549 in cash (including closing costs and loan commitment fees). The cash portion of the purchase price was financed primarily with funds drawn on the Line of Credit.

     Patriot has leased the Carefree Resorts to PAH RSI, L.L.C. (the "PAH RSI Lessee") for a period of one year pursuant to separate Participating Lease agreements. PAH RSI Lessee is owned and controlled by certain executive officers of Patriot.

     In connection with the Carefree Acquisition, the Patriot Partnership and certain of its subsidiaries acquired certain assets relating to the Carefree Resorts and then sold these assets to PAH RSI Lessee in exchange for promissory notes in an aggregate amount of approximately $2,000. The principal amount of the notes is due in January 1998. Interest at an annual rate of 13% is payable semi-annually commencing July 1, 1997. In addition, PAH RSI Lessee acquired from the Patriot Partnership and certain of its subsidiaries certain trade names and the right to receive royalty fees through the issuance of a promissory note for $9,000. The principal amount of the note is due January 17, 2002. Interest at an annual rate of 13% is payable semi-annually commencing July 1, 1997.

     In addition, certain Carefree employees were retained to provide consulting services for the Carefree Resorts. As consideration for entering into consulting agreements with Patriot, on January 17, 1997, certain Carefree employees

                      PATRIOT AMERICAN HOSPITALITY, INC.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


were granted nonqualified options to purchase an aggregate of 780,000 shares of Patriot common stock at an exercise price of $19.125 (based on the market price of Patriot's common stock on the date the purchase contract with Carefree Resorts was executed after giving effect to the 2-for-1 stock split). The options to purchase common stock vest annually over a period of seven years.

     Additionally, in connection with the Carefree Acquisition, certain assets associated with the Carefree Resorts were transferred to PAH Boulders, Inc., a corporation owned by certain executive officers of Patriot (who hold voting common stock representing a 1% economic interest) and the Patriot Partnership (who holds non-voting common stock representing a 99% economic interest). PAH Boulders, Inc. acquired the right to receive certain royalty fees through the issuance of a promissory note to the Patriot Partnership.

     On January 14, 1997, Patriot, through the Patriot Partnership, acquired the 190-room Radisson Hotel in Overland Park, Kansas for approximately $7,700, which was financed primarily with funds drawn on the Line of Credit. The hotel is leased for a period of ten years to CHC Lease Partners pursuant to a Participating Lease agreement.

     On January 29, 1997, Patriot, through the Patriot Partnership, acquired the 313-room Radisson Hotel in Northbrook, Illinois for approximately $15,600, which was financed primarily with funds drawn on the Line of Credit. The hotel is leased to PAH RSI Lessee for a period of one year pursuant to a Participating Lease agreement.

     In March 1997, Patriot, through the Patriot Partnership, acquired the 112-room Redmont Hotel in Birmingham, Alabama for approximately $2,625. In addition, a separate partnership in which the Patriot Partnership holds a 90% general partnership interest and DTR holds a 10% limited partnership interest acquired the 230-room Luxford Suites Hotel in Minneapolis, Minnesota for approximately $18,500. The acquisition of the hotels was financed primarily with funds drawn on the Line of Credit. The Redmont Hotel is leased to the Grand Heritage Lessee and the Luxford Suites Hotel is leased to the PAH RSI Lessee for one-year periods pursuant to separate Participating Lease agreements.

Line of Credit and Mortgage Note

     On January 17, 1997, Patriot, through the Patriot Partnership, obtained financing from the First National Bank of Commerce, New Orleans, Louisiana in the amount of $13,500. The net proceeds from the financing of approximately $13,388 were used to repay the Line of Credit and release the Bourbon Orleans Hotel from the borrowing base of the Line of Credit. The principal amount of the note along with accrued interest is due January 1, 2004. Interest at a rate of LIBOR plus 2% is payable monthly commencing February 1, 1997 through January 1, 1999. Thereafter, monthly payments of principal and interest are due through maturity. Initial interest is at a rate of 7.469% per annum. The note is collateralized by a first mortgage lien on the Bourbon Orleans Hotel.

     In January 1997, the maximum amount available under the Line of Credit with PaineWebber Real Estate was increased from $250,000 to $475,000, along with certain other modifications provided, however, the maximum amount that Patriot may draw on the Line of Credit will be reduced by $48,000 as a result of the single asset loans related to the the Wyndham Greenspoint Hotel and the debt assumed in connection with the Carefree Acquisition.

Stock Split

     On January 30, 1997, the Board of Directors declared a 2-for-1 stock split on Patriot's common stock effected in the form of a stock dividend distributed on March 18, 1997 to shareholders of record on March 7, 1997. All references in the consolidated financial statements to the number of shares, per share amounts, and market prices of Patriot's common stock and options to purchase common stock have been restated to reflect the impact of the stock split.

     Coincident with the 2-for-1 stock split, the OP Unit conversion factor has been changed such that each OP Unit subject to redemption will now be redeemed for cash equal to the value of two shares of Patriot's common stock (or, at Patriot's election, Patriot may purchase each OP Unit offered for redemption for two shares of common stock).

                      PATRIOT AMERICAN HOSPITALITY, INC.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


Potential Acquisitions

     Patriot has entered into an agreement to acquire Grand Heritage Hotels, a hotel management and marketing company, and other Grand Heritage subsidiaries (including the Grand Heritage Lessee); to purchase the 220-room Ambassador West Hotel in Chicago, Illinois; and to make an investment in the 262-room Broadview Hotel in Wichita, Kansas. The total purchase price of approximately $40,800 is expected to be financed by a combination of common stock, OP Units and/or funds drawn on the Line of Credit.

     In addition, Patriot has entered into contracts or letters of intent to acquire 14 hotels with an aggregate 4,378 guest rooms for approximately $378,200.

Stock Grant Award

     On March 18, 1997, pursuant to Patriot's 1995 Plan, the Board of Directors awarded 280,000 shares of common stock to one of its executive officers. Patriot will record compensation expense based on the market price at the date of the award.

                       PATRIOT AMERICAN HOSPITALITY, INC.
           SCHEDULE III --   REAL ESTATE AND ACCUMULATED DEPRECIATION
                            AS OF DECEMBER 31, 1996
                                 (IN THOUSANDS)


                                                                         COST CAPITALIZED        GROSS AMOUNTS AT WHICH CARRIED
                                                  INITIAL COST       SUBSEQUENT TO ACQUISITION       AT CLOSE OF PERIOD (A)
                                             ----------------------  -------------------------  ----------------------------------
                                                        BUILDINGS                                           BUILDINGS
                                                           AND                                                 AND
DESCRIPTION                  ENCUMBERANCES     LAND    IMPROVEMENTS     LAND      IMPROVEMENTS    LAND     IMPROVEMENTS    TOTAL
---------------------------  --------------  --------  ------------  -----------  ------------- ---------  ------------  ---------
FULL SERVICE HOTELS:
Bourbon Orleans Hotel
 New Orleans, Louisiana      (b)               $1,942       $14,209         $149          $612     $2,091       $14,821    $16,912
Del Mar Hilton
 Del Mar (San Diego),
 California                  (b)                1,900        11,435           --           271      1,900        11,706     13,606
Doubletree Allen Center
 Houston, Texas                                 2,280        24,707           --           191      2,280        24,898     27,178
Doubletree Hotel
 Westminster (Denver),
 Colorado                    (b)                1,454         9,973           --           261      1,454        10,234     11,688
Doubletree Hotel
 Tallahassee, Florida                           2,127         7,779           --            62      2,127         7,841      9,968
Doubletree Hotel
 Tulsa, Oklahoma                                1,428        18,596           --            29      1,428        18,625     20,053
Embassy Suites
 Hunt Valley, Maryland       (b)                  529        13,872           --           116        529        13,988     14,517
Fairmount Hotel
 San Antonio, Texas                                --         2,957           --             3         --         2,960      2,960
Four Points by Sheraton
 Saginaw, Michigan           (b)                  773         6,451           --            41        773         6,492      7,265
Hilton Cleveland South
 Independence, Ohio          (b)                2,760        12,264           --           196      2,760        12,460     15,220
Holiday Inn
 Des Plaines (Chicago),
 Illinois                                       1,903         5,555           --           186      1,903         5,741      7,644
Holiday Inn Aristocrat
 Dallas, Texas               (b)                  144         7,806           --            27        144         7,833      7,977
Holiday Inn Crockett
 San Antonio, Texas          (b)                1,936        12,130           --           729      1,936        12,859     14,795
Holiday Inn Miami Airport
 Lakes Miami, Florida                           3,808         7,052           --           112      3,808         7,164     10,972
Holiday Inn Northwest Plaza
 Austin, Texas               (b)                1,424         9,323           --            73      1,424         9,396     10,820
Holiday Inn Northwest
 Houston, Texas              (b)                  333         2,324           --           109        333         2,433      2,766
Holiday Inn
 San Angelo, Texas           (b)                  428         3,982           --           131        428         4,113      4,541
Holiday Inn Lenox
 Atlanta, Georgia            (b)                   --        10,090           --            73         --        10,163     10,163
Holiday Inn Select
 Farmers Branch (Dallas),
 Texas                       (b)                3,045        15,786           --           256      3,045        16,042     19,087
Holiday Inn
 Sebring, Florida                                 626         2,387           --            64        626         2,451      3,077
Hyatt Newporter
 Newport Beach, California                         --        15,611           --           363         --        15,974     15,974
Hyatt Regency
 Lexington, Kentucky         (b)                   --        11,958           --           655         --        12,613     12,613
Marriott Hotel
 Troy, Michigan              (b)                1,790        29,220           --           985      1,790        30,205     31,995
The Mayfair Hotel
 St. Louis, Missouri                              250         7,559           --           238        250         7,797      8,047


                                    ACCUMULATED              YEAR            DATE OF
DESCRIPTION                      DEPRECIATION (C)(D)         BUILT         ACQUISITION
---------------------------     --------------------      -----------    --------------
FULL SERVICE HOTELS:
Bourbon Orleans Hotel
 New Orleans, Louisiana             $  512                   1800s            1995
Del Mar Hilton
 Del Mar (San Diego),
 California                            248                   1989             1996
Doubletree Allen Center
 Houston, Texas                         59                   1978             1996
Doubletree Hotel
 Westminster (Denver),
 Colorado                              154                   1980             1996
Doubletree Hotel
 Tallahassee, Florida                   63                   1977             1996
Doubletree Hotel
 Tulsa, Oklahoma                         7                   1982             1996
Embassy Suites
 Hunt Valley, Maryland                 448                   1985             1995
Fairmount Hotel
 San Antonio, Texas                    105                   1906             1995
Four Points by Sheraton
 Saginaw, Michigan                     234                   1984             1995
Hilton Cleveland South
 Independence, Ohio                    454                   1980             1995
Holiday Inn
 Des Plaines (Chicago),
 Illinois                               43                   1969             1996
Holiday Inn Aristocrat
 Dallas, Texas                         278                   1925             1995
Holiday Inn Crockett
 San Antonio, Texas                    456                   1909             1995
Holiday Inn Miami Airport
 Lakes Miami, Florida                   53                   1975             1996
Holiday Inn Northwest Plaza
 Austin, Texas                         334                   1984             1995
Holiday Inn Northwest
 Houston, Texas                         85                   1982             1995
Holiday Inn
 San Angelo, Texas                     144                   1984             1995
Holiday Inn Lenox
 Atlanta, Georgia                      241                   1987             1996
Holiday Inn Select
 Farmers Branch (Dallas), Texas        578                   1979             1995
Holiday Inn
 Sebring, Florida                       89                   1983             1995
Hyatt Newporter
 Newport Beach, California             337                   1962             1996
Hyatt Regency
 Lexington, Kentucky                   217                   1977             1996
Marriott Hotel
 Troy, Michigan                      1,052                   1990             1995
The Mayfair Hotel
 St. Louis, Missouri                    55                   1925             1996

See accompanying notes to this schedule on page F-29.

                      PATRIOT AMERICAN HOSPITALITY, INC.
     SCHEDULE III --   REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED
                            AS OF DECEMBER 31, 1996
                                 (IN THOUSANDS)

                                                                          COST CAPITALIZED       GROSS AMOUNTS AT WHICH CARRIED
                                                  INITIAL COST        SUBSEQUENT TO ACQUISITION      AT CLOSE OF PERIOD (A)
                                             ----------------------   -------------------------- --------------------------------
                                                         BUILDINGS                                           BUILDINGS
                                                            AND                                                 AND
DESCRIPTION                  ENCUMBERANCES     LAND     IMPROVEMENTS     LAND      IMPROVEMENTS    LAND     IMPROVEMENTS    TOTAL
---------------------------  --------------  ---------  ------------  -----------  ------------- ---------  ------------  -------
Radisson Suites Town &
 Country Houston, Texas      (b)               $   655      $  9,725  $        --       $   155    $   655      $  9,880   $ 10,535
Radisson Hotel & Suites
 Dallas, Texas               (b)                 1,011         8,276           --            60      1,011         8,336      9,347
Radisson New  Orleans Hotel
 New  Orleans, Louisiana     (b)                 2,463        23,630           --            61      2,463        23,691     26,154
Tremont House
 Boston, Massachusetts       (b)                 1,776        14,066           --         1,222      1,776        15,288     17,064

The Tutwiler
 Birmingham, Alabama                             1,444         8,124           --            70      1,444         8,194      9,638
Valley River Inn
 Eugene, Oregon                                  1,754        15,839           --           225      1,754        16,064     17,818

WestCoast Wenatchee Center
 Hotel
 Wenatchee, Washington       (b)                   650         6,736           --            83        650         6,819      7,469

WestCoast Gateway
 Seattle, Washington                             1,139        10,370           --           101      1,139        10,471     11,610
WestCoast Long Beach Hotel
 & Marina
 Long Beach, California                             --         3,145           --           363         --         3,508      3,508

The Pickwick Hotel
 San Francisco, California                       2,000        11,922           --           203      2,000        12,125     14,125
Plaza Park Suites
 Seattle, Washington         (b)                 1,515        24,276           --           200      1,515        24,476     25,991

The Roosevelt Hotel
 Seattle, Washington         (b)                   882        14,870           --           218        882        15,088     15,970
Wyndham Garden Hotel -
 Midtown
 Atlanta, Georgia            (b)                 2,323        13,785           --           261      2,323        14,046     16,369

Wyndham Greenspoint Hotel
 Houston, Texas              (b)                 1,930        39,815           --           276      1,930        40,091     42,021

LIMITED SERVICE HOTELS:
Hampton Inn Jacksonville
 Airport
 Jacksonville, Florida                             285         4,355           --            77        285         4,432     4,717
Hampton Inn
 Rochester, New York                               104         7,829           --           124        104         7,953     8,057
Hampton Inn Cleveland
 Airport
 North Olmsted, Ohio                               236         5,483           --           134        236         5,617     5,853
Hampton Inn
 Canton, Ohio                                      350         4,315           --           146        350         4,461     4,811
RESORT:
The Registry Resort & Spa
 Ft. Lauderdale, Florida                         2,134        16,448           --         2,845      2,134        19,293    21,427

CONFERENCE CENTER:
Peachtree Conference Center
 Peachtree City (Atlanta),
 Georgia                     (b)                 3,059        21,915           --           198      3,059        22,113    25,172
                                               -------      --------  -----------       -------    -------      --------  --------
                                               $56,590      $527,950         $149       $12,805    $56,739      $540,755  $597,494
                                               =======      ========  ===========       =======    =======      ========  ========



                                    ACCUMULATED              YEAR            DATE OF
DESCRIPTION                      DEPRECIATION (C)(D)         BUILT         ACQUISITION
---------------------------     --------------------      -----------    --------------
Radisson Suites Town &
 Country Houston, Texas         $      347                   1986             1995
Radisson Hotel & Suites
 Dallas, Texas                         296                   1986             1995
Radisson New  Orleans Hotel
 New  Orleans, Louisiana               812                   1924             1995
Tremont House
 Boston, Massachusetts                 391                   1925             1996
The Tutwiler
 Birmingham, Alabama                    19                   1913             1996
Valley River Inn
 Eugene, Oregon                        154                   1973             1996
WestCoast Wenatchee Center
 Hotel
 Wenatchee, Washington                 146                   1988             1996
WestCoast Gateway
 Seattle, Washington                   224                   1990             1996
WestCoast Long Beach Hotel
 & Marina
 Long Beach, California                 68                   1978             1996
The Pickwick Hotel
 San Francisco, California              29                   1928             1996
Plaza Park Suites
 Seattle, Washington                   523                   1985             1996
The Roosevelt Hotel
 Seattle, Washington                   321                   1928             1996
Wyndham Garden Hotel -
 Midtown
 Atlanta, Georgia                      189                   1987             1996
Wyndham Greenspoint Hotel
 Houston, Texas                        542                   1985             1996
LIMITED SERVICE HOTELS:
Hampton Inn Jacksonville
 Airport
 Jacksonville, Florida                 156                   1985             1995
Hampton Inn
 Rochester, New York                   279                   1986             1995
Hampton Inn Cleveland
 Airport
 North Olmsted, Ohio                   197                   1986              1995
Hampton Inn
 Canton, Ohio                          157                   1985              1995
RESORT:
The Registry Resort & Spa
 Ft. Lauderdale, Florida               180                   1961              1996
CONFERENCE CENTER:
Peachtree Conference Center
 Peachtree City (Atlanta),
 Georgia                               772                   1984              1995
                                   -------
                                   $12,048
                                   =======

See accompanying notes to this schedule on the following page.

                       PATRIOT AMERICAN HOSPITALITY, INC.

                             NOTES TO SCHEDULE III
                                 (IN THOUSANDS)

                                                                  PERIOD
                                                                OCTOBER 2,
                                          YEAR ENDED           1995 THROUGH
                                         DECEMBER 31,           DECEMBER 31,
                                             1996                  1995
                                         -----------            -----------
(a) Reconciliation of Real Estate:
    Balance at beginning of period        $  242,132             $      --
    Additions during period:
       Acquisitions                          342,557               242,132
       Improvements                           12,805                    --
                                          ----------             ---------
    Balance at end of period              $  597,494             $ 242,132
                                          ==========             =========

(b) This hotel collateralizes
     Patriot's Line of Credit which had an
     outstanding balance of $214,339 at
     December 31, 1996 including the
     Greenspoint Loan.

(c) Reconciliation of Accumulated
     Depreciation:
    Balance at beginning of period        $    1,508             $      --
      Depreciation for period                 10,540                 1,508
                                          ----------             ---------
    Balance at end of period              $   12,048             $   1,508
                                          ==========             =========

(d) Depreciation is computed on
     buildings and improvements based upon
     a useful life of 35 years.


                      PATRIOT AMERICAN HOSPITALITY, INC.

                SCHEDULE IV --   MORTGAGE LOANS ON REAL ESTATE
                            AS OF DECEMBER 31, 1996
                                (IN THOUSANDS)

                                                                                                                         PRINCIPAL
                                                                                                                         AMOUNT OF
                                                                                                                           LOANS
                                                                                                                         SUBJECT TO
                                                                 PERIODIC                      FACE        CARRYING      DELINQUENT
                             INTEREST       MATURITY             PAYMENT           PRIOR    AMOUNT   OF    AMOUNT OF    PRINCIPAL OR
DESCRIPTION                    RATE           DATE                TERMS            LIENS     MORTGAGES   MORTGAGES (A)    INTEREST
---------------------------  ---------  -----------------  --------------------  ---------  -----------  -------------  ------------

Promissory note,              10.25%    November 28, 1998  Monthly payments of     None         $36,000       $36,000       None
 collateralized by a first                                 interest only are
 lien deed of trust on the                                 required. Principal
 Crowne Plaza Ravinia                                      payable in full at
 Hotel.                                                    maturity.
Promissory note,               12.5%    November 28, 1998  Monthly payments of     $36,000        4,500         4,500       None
 collateralized by a                                       interest only are
 second lien deed of trust                                 required. Principal
 on the Crowne Plaza                                       payable in full at
 Ravinia Hotel.                                            maturity.
Promissory note,                9.0%    August 31, 1999    Monthly payments of     None          31,400        31,102       None
 collateralized by a first                                 interest only are                    -------       -------
 lien deed of trust on the                                 required. Principal
 Marriott WindWatch Hotel.                                 payable in full at
                                                           maturity.
                                                                                                $71,900       $71,602
                                                                                                =======       =======

(a)  Reconciliation of Mortgage Loans on Real Estate:

                                                                 Period
                                             Year           October 2, 1995
                                             Ended              Through
                                         December 31,          December 31,
                                             1996                 1995
                                         -------------      ---------------
       Balance at beginning of period..     $40,500              $    --
       New mortgage loans..............      31,400               40,500
       Principal payments received.....        (298)                  --
                                            -------              -------
       Balance at end of period........     $71,602              $40,500
                                            =======              =======


     For federal income tax purposes, the aggregate cost of investments in mortgage loans on real estate is the carrying amount as disclosed in the schedule.

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Partners of CHC Lease Partners:

In our opinion, the accompanying balance sheets and the related statements of operations, partners' capital and of cash flows present fairly, in all material respects, the financial position of CHC Lease Partners at December 31, 1996 and 1995, and the results of its operations and its cash flows for the year ended December 31, 1996 and the period inception (October 2, 1995) to December 31, 1995 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PRICE WATERHOUSE LLP
Miami, Florida
February 13, 1997, except
as to note 4, which is as
of March 18, 1997

                              CHC LEASE PARTNERS

                                BALANCE SHEETS
                                (IN THOUSANDS)

                                                       DECEMBER 31,
                                                     1996        1995
                                                     ----        ----
                                    ASSETS

Current Assets:
   Cash and cash equivalents.....................  $ 11,096   $  9,385
   Accounts receivable, net of
    allowance for doubtful accounts
       of $159 and $142 at December 31, 1996 and
       1995, respectively........................     6,895      5,833
   Due from affiliates...........................       341         46
   Inventories...................................     2,588      2,136
   Prepaid expenses..............................     1,189        441
                                                   --------   --------
          Total current assets...................    22,109     17,841
Investments......................................     5,100      5,100
Deposits.........................................       272         71
                                                   --------   --------
          Total assets...........................  $ 27,481   $ 23,012
                                                   ========   ========

                       LIABILITIES AND PARTNERS' CAPITAL

Current Liabilities:
   Accounts payable..............................  $  4,656   $  2,202
   Accrued lease payments due to
    Patriot American Hospitality
       Partnership, L.P. ........................     3,829      2,260
   Due to affiliates.............................        57        184
   Accrued payroll...............................     2,922      2,219
   Taxes payable.................................     1,452      1,556
   Guest deposits................................     2,412        958
   Accrued expenses and other
    liabilities..................................     2,611      2,012
                                                   --------   --------
          Total current liabilities..............    17,939     11,391
Due to Patriot American Hospitality
 Partnership, L.P................................       809      1,035
Lease inducement.................................     1,546        977
                                                   --------   --------
          Total liabilities......................    20,294     13,403

Commitments and contingencies (Note 2)...........        --         --
Partners' capital................................     7,187      9,609
                                                   --------   --------
          Total liabilities and
           partners' capital.....................  $ 27,481   $ 23,012
                                                   ========   ========

  The accompanying notes are an integral part of these financial statements.

                              CHC LEASE PARTNERS

                           STATEMENTS OF OPERATIONS
                                (IN THOUSANDS)

                                                  TWELVE        INCEPTION
                                                  MONTHS       (OCTOBER 2,
                                                   ENDED        1995) TO
                                                DECEMBER 31,   DECEMBER 31,
                                                   1996           1995
                                                ----------     ----------
Revenue:
  Rooms.......................................  $  109,537     $   21,092
  Food and beverage...........................      36,225          8,524
  Conference center...........................       2,354            576
  Telephone and other.........................      10,175          1,703
                                                ----------     ----------
      Total revenue...........................     158,291         31,895
                                                ----------     ----------
Expenses:
  Departmental costs and expenses.............      58,153         11,949
  Participating lease payments................      54,186         10,432
  General and administrative..................      13,779          2,655
  Repairs and maintenance.....................       7,213          1,436
  Utilities...................................       7,215          1,290
  Marketing...................................      14,880          2,865
  Insurance...................................         893            191
                                                ----------     ----------
      Total expenses..........................     156,319         30,818
                                                ----------     ----------
   Income before lessee income (expense)......       1,972          1,077
                                                ----------     ----------
Limited partnership distributions,
 interest and miscellaneous income ...........       1,401            198

Management fees...............................      (2,542)          (536)
Lessee general and administrative expenses....      (1,163)          (230)
                                                ----------     ----------
       Total lessee income (expense)..........      (2,304)          (568)
                                                ----------     ----------
       Net income (loss)......................  $     (332)    $      509
                                                ==========     ==========

  The accompanying notes are an integral part of these financial statements.

                              CHC LEASE PARTNERS

                        STATEMENTS OF PARTNERS' CAPITAL
        FOR THE PERIOD INCEPTION (OCTOBER 2, 1995) TO DECEMBER 31, 1995
                 AND THE TWELVE MONTHS ENDED DECEMBER 31, 1996
                                (IN THOUSANDS)

Capitalization at inception..........................  $ 9,100
Net income...........................................      509
                                                       -------
     Balance, December 31, 1995......................    9,609

Net loss.............................................     (332)
Distributions........................................   (2,090)
                                                       -------
     Balance, December 31, 1996......................  $ 7,187
                                                       =======


  The accompanying notes are an integral part of these financial statements.

                              CHC LEASE PARTNERS

                           STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)


                                                     TWELVE        INCEPTION
                                                     MONTHS       (OCTOBER 2,
                                                     ENDED          1995) TO
                                                   DECEMBER 31,   DECEMBER 31,
                                                      1996           1995
                                                   -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss).............................  $      (332)   $       509
   Adjustments to reconcile net income
     (loss) to net cash (used in)/provided
     operating activities:
       Recognition of lease inducement...........         (116)           (23)
       Provision for losses on accounts
         receivable..............................           17            142
   Changes in assets and liabilities:
   (Increase) decrease in:
       Accounts receivable.......................          678         (3,282)
       Due from affiliates.......................         (295)           (46)
       Inventories...............................          247           (101)
       Prepaid expenses and other assets.........         (949)          (178)
   Increase (decrease) in:
       Accounts payable..........................       (1,918)         1,306
       Accrued lease payments due to Patriot
         American Hospitality Partnership, L.P...        1,569          2,260
       Due to affiliates.........................         (127)           184
       Accrued payroll...........................          703          1,219
       Taxes payable.............................         (104)         1,265
       Guest deposits............................           41           (182)
       Accrued expenses and other liabilities....          452          1,517
                                                   -----------    -----------
Net cash (used in)/provided by operating
 activities......................................         (134)         4,590
                                                   -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
       Cash acquired at inception................           --            795
       Acquired cash from new operating leases...        3,935             --
                                                   -----------    -----------
Net cash provided by investing activities........        3,935            795
                                                   -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Initial capitalization........................           --          4,000
   Partnership distributions.....................       (2,090)            --
                                                   -----------    -----------
Net cash (used in)/provided by financing
 activities......................................       (2,090)         4,000
                                                   -----------    -----------
Net increase in cash and cash equivalents........        1,711          9,385
Cash and cash equivalents at beginning
 of period.......................................        9,385             --
                                                   -----------    -----------
Cash and cash equivalents at end of period.......  $    11,096    $     9,385
                                                   ===========    ===========

  The accompanying notes are an integral part of these financial statements.

                              CHC LEASE PARTNERS

                                (IN THOUSANDS)

                                                      TWELVE       INCEPTION
                                                      MONTHS      (OCTOBER 2,
                                                      ENDED         1995) TO
                                                    DECEMBER 31,  DECEMBER 31,
                                                       1996           1995
                                                   -----------    -----------

SUPPLEMENTAL SCHEDULE OF NON-CASH
 INVESTING AND FINANCING ACTIVITIES:
   Capitalization in units of limited
     partnership interest........................  $        --    $     5,100
                                                   ===========    ===========
   Assumption of assets and liabilities
     upon consummation of participating
     lease agreements with Patriot American
     Hospitality Partnership, L.P.:
   Acquired cash.................................  $     3,935    $       795
   Inventories...................................          699          2,035
   Accounts receivable...........................        1,757          2,693
   Prepaid expenses and other assets.............           --            334
   Lease inducement..............................         (685)        (1,000)
   Due to Patriot American Hospitality
    Partnership, L.P.............................           79         (1,035)
   Accounts payable..............................       (4,372)          (896)
   Accrued payroll...............................           --         (1,000)
   Taxes payable.................................           --           (291)
   Accrued expenses and other liabilities........           --           (495)
   Guest deposits................................       (1,413)        (1,140)
                                                   -----------    -----------
     Net assets..................................  $        --    $        --
                                                   ===========    ============

  The accompanying notes are an integral part of these financial statements.

                              CHC LEASE PARTNERS

                         NOTES TO FINANCIAL STATEMENTS
                            (DOLLARS IN THOUSANDS)


1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

ORGANIZATION

     CHC Lease Partners was formed as the initial lessee to lease and operate certain hotels owned by Patriot American Hospitality Partnership, L.P. (the "Patriot Partnership"). At December 31, 1996, Patriot American Hospitality, Inc. ("Patriot"), through its subsidiaries, owns approximately 87.3% of the Patriot Partnership. CHC Lease Partners, a general partnership, is owned jointly by CHC REIT Lessee Corp., a wholly owned subsidiary of CHC International, Inc. ("CHC") and by Gencom Lessee, L.P., an affiliate of a principal of the Gencom group of companies.

     CHC Lease Partners began operating the twenty initial hotels on October 2, 1995. During 1996, CHC Lease Partners and the Patriot Partnership entered into additional operating leases for four hotels acquired by the Patriot Partnership. The leases are substantially similar to the other lease agreements between CHC Lease Partners and the Patriot Partnership. At December 31, 1996, CHC Lease Partners leases twenty-four hotels.

     The hotels are leased by the Patriot Partnership to CHC Lease Partners under separate participating operating lease agreements which contain cross-default provisions. These leases, which require CHC Lease Partners to maintain minimum levels of net worth and working capital, have an average term of eleven years and require payment of the greater of (1) minimum base rent or (2) participating rent based upon certain percentages of room revenue, food and beverage revenue, conference center revenue and telephone and other revenues of each of the hotels.

     The hotels leased by CHC Lease Partners consist of eighteen full service hotels, four limited service hotels, one executive conference center and one resort. Twenty of the twenty-four hotels are operated under franchise licenses with nationally recognized hotel companies. The cost of obtaining the franchise licenses is paid by the Patriot Partnership while continuing franchise fees are paid by CHC Lease Partners. Franchise and related fees generally range from 3.5% to 8.0% of room revenues for the hotels under franchise licenses.


SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     These financial statements have been prepared in accordance with generally accepted accounting principles. Significant accounting policies are summarized below.

Accounting Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Fiscal Year

     CHC Lease Partners' fiscal year ends on November 30, however, these financial statements have been prepared as of and for the twelve months ended December 31, 1996 and as of December 31, 1995 and for the period inception (October 2, 1995) to December 31, 1995.

Cash and Cash Equivalents

     All highly liquid investments with an original maturity date of three months or less when purchased are considered to be cash equivalents.

Inventories

     Inventories, consisting of food, beverages, china, linens, silverware and glassware, are stated at the lower of cost (first-in, first-out) or market.

                              CHC LEASE PARTNERS

                            (DOLLARS IN THOUSANDS)



Investments

     Investments consist of 250,001 units of limited partnership interest in the Patriot Partnership ("OP Units"). The OP Units are subject to redemption rights which became exercisable, subject to certain restrictions, on October 2, 1996. The redemption rights require the Patriot Partnership to redeem each OP Unit for cash equal to the value of two shares of Patriot common stock or, at Patriot's election, for two shares of Patriot common stock. The OP Units are also subject to restrictions as to transfer until October 2, 1997. Under the participating lease agreements CHC Lease Partners has collaterally assigned 166,668 OP Units to the Patriot Partnership. The OP Units are stated at cost which is based upon the fair market value of Patriot common stock at the date of issue with an appropriate discount for restrictions imposed on the OP Units.

Revenue Recognition

     Revenue is recognized upon performance of hotel-related services and delivery of food and beverages. Credit evaluations are performed and an allowance for doubtful accounts is provided against accounts receivable which are estimated to be uncollectible.

Income Taxes

     Under the provisions of the Internal Revenue Code and applicable state income tax law, CHC Lease Partners is not subject to taxation on income. The federal and state income tax consequences of CHC Lease Partners' profits and losses accrue to the partners.

Concentration of Credit Risk

     Financial instruments which potentially subject CHC Lease Partners to concentrations of credit risk consist principally of cash balances with banks in excess of Federal Deposit Insurance Corporation ("FDIC") insured limits, accounts receivable from hotel customers and investments in OP Units. CHC Lease Partners places its cash with high quality financial institutions, however, at December 31, 1996 CHC Lease Partners has cash balances with banks in excess of FDIC insured limits. Management believes the credit risk related to these deposits is minimal.

     Concentrations of credit risk with respect to accounts receivable from hotel customers are limited due to the large number of customers and their dispersion across many hotels and geographies. Management believes the credit risk related to the OP Units is minimal.

Fair Value of Financial Instruments

     The following notes summarize the major methods and assumptions used in estimating fair values of financial instruments:

     Cash and Cash Equivalents. The carrying amount approximates fair value due to the relatively short period to maturity of these instruments.

     Accounts Receivable.  The carrying amount approximates fair value.

     Investments. The fair value of the OP Units is estimated based upon the quoted market price of Patriot common stock less an appropriate discount for the restrictions imposed on the OP Units. The carrying amount of the OP Units at December 31, 1995 approximates fair value. The estimated fair value of the OP Units at December 31, 1996 is $9,970.

                              CHC LEASE PARTNERS

                            (DOLLARS IN THOUSANDS)



2.   COMMITMENTS AND RELATED PARTY TRANSACTIONS:

     CHC Lease Partners at December 31, 1996 has future lease commitments to the Patriot Partnership under the participating lease agreements through the year 2008. Minimum future rental payments under these noncancellable operating leases are as follows:

                      Year Ending December 31,   Amount
                      ------------------------  --------
                      1997....................  $ 44,437
                      1998....................    44,771
                      1999....................    45,106
                      2000....................    45,445
                      2001....................    45,786
                      Thereafter..............   237,100
                                                --------
                                                $462,645
                                                ========

     Under the participating lease agreements for the twenty initial hotels, CHC Lease Partners is obligated to return the inventory to the Patriot Partnership at the end of each lease term less a total of $1,000, which is accounted for as a lease inducement. Additionally, a lease inducement of $685 was received in 1996 related to leasing one resort property. These lease inducements are recorded as reductions on a straight-line basis to participating lease payments over the lives of the participating lease agreements. Exclusive of the lease inducements, CHC Lease Partners incurred base rents of $35,470 and $6,801 and participating rents of $18,832 and $3,654 for the twelve months ending
December 31, 1996 and for the period inception (October 2, 1995) to December 31, 1995, respectively. CHC Lease Partners owed the Patriot Partnership $3,829 and $2,260 at December 31, 1996 and 1995, respectively, for rents due under the terms of the participating leases. Lease inducements were $1,546 and $977 and inventory due to the Patriot Partnership was $809 and $1,035 at December 31, 1996 and 1995, respectively.

     CHC Lease Partners entered into management agreements with hotel management subsidiaries of CHC and GAH-II, L.P. ("GAH"), an affiliate of CHC and the Gencom group of companies, to perform all management functions necessary to operate 23 of the 24 hotels leased by CHC Lease Partners. The terms of these agreements range from ten to twelve years with management fees due based upon a percentage of gross revenue of each of the hotels. The fees under these management agreements are subordinate to CHC Lease Partners' obligations to the Patriot Partnership under the participating lease agreements. If, after payment of management fees at the contract rate, CHC Lease Partners would incur an operating loss under any of the participating lease agreements in any year, CHC and GAH would be required to refund and forego management fees for each of the hotels which are deficient in participating lease payments up to the amount of the operating loss. If after the management fees are refunded and foregone, CHC Lease Partners would still incur an operating loss under any of the participating lease agreements, CHC and GAH would be required to pay CHC Lease Partners up to 50% of the management fees earned by CHC and GAH, respectively. Management fees incurred under these management agreements were $2,274 and $460 for the twelve months ended December 31, 1996, and the period inception
(October 2, 1995) to December 31, 1995, respectively. These management fees are net of management fees refunded and foregone by CHC and GAH of $1,784 and $274 for the twelve months ended December 31, 1996 and the period inception (October 2, 1995) to December 31, 1995, respectively. Included in due to (from) affiliates were amounts for management fees under these management agreements due (from) CHC of $(300) and $(46) and due to (from) GAH of $(41) and $43 at December 31, 1996 and 1995, respectively.

     CHC Lease Partners fully reimburses CHC for office space it occupies within the corporate offices of CHC and for payroll and related costs CHC and GAH incur on behalf of CHC Lease Partners. These costs amounted to $615 and $141 for the twelve months ended December 31, 1996 and for the period inception (October 2, 1995) to December 31, 1995, respectively. At December 31, 1996 and 1995, CHC Lease Partners owed CHC and GAH in the aggregate $57 and $141, respectively, which is included in due to affiliates.

                              CHC LEASE PARTNERS

                            (DOLLARS IN THOUSANDS)



3.   PRO FORMA FINANCIAL INFORMATION (UNAUDITED):

     The unaudited pro forma statements of operations are presented as if the leases and the operation of the twenty-four hotels had commenced on January 1, 1995. The unaudited pro forma statements of operations are not necessarily indicative of what the actual results of operations of CHC Lease Partners would have been assuming such operations had commenced as of January 1, 1995, nor do they purport to represent the results of operations for future periods. Pro forma lessee expenses represent management fees and estimated lessee overhead expenses and exclude pro forma distribution income on 250,001 OP Units and interest income associated with working capital balances.

                                                   YEAR ENDED DECEMBER 31,
                                                   -----------------------
                                                      1996         1995
                                                   ----------   ----------
                                                         (IN THOUSANDS)
Revenue:
   Rooms.........................................  $  118,652   $  113,022
   Food and beverage.............................      41,835       43,185
   Conference center.............................       2,354        2,434
   Telephone and other...........................      12,361       12,016
                                                   ----------   ----------
       Total revenue.............................     175,202      170,657
                                                   ----------   ----------
Expenses:
   Departmental costs and expenses...............      66,606       66,888
   Participating lease payments..................      57,381       52,760
   General and administrative....................      15,944       14,614
   Repairs and maintenance.......................       8,285        8,695
   Utilities.....................................       8,174        7,737
   Marketing.....................................      16,668       16,405
   Insurance.....................................       1,015        1,325
                                                   ----------   ----------
       Total expenses............................     174,073      168,424
                                                   ----------   ----------
Income before lessee expenses....................       1,129        2,233
Lessee expenses..................................      (2,234)      (2,278)
                                                   ----------   ----------
   Net loss......................................  $   (1,105)  $      (45)
                                                   ==========   ==========

4.  SUBSEQUENT EVENTS:

     In January 1997, CHC Lease Partners and the Patriot Partnership entered into an operating lease for a hotel acquired by the Patriot Partnership. The lease is substantially similar to the other participating lease agreements between CHC Lease Partners and the Patriot Partnership except the lease may be terminated due to the sale of the hotel with the Patriot Partnership not being obligated to CHC Lease Partners to replace the operating lease. The base rent for the hotel is anticipated to be approximately $1,350 for the twelve months ended December 31, 1997, subject to completion of planned renovations and other activities.

     On January 30, 1997, the Board of Directors of Patriot declared a 2-for-1 stock split on Patriot's common stock effected in the form of a stock dividend distributed on March 18, 1997 to shareholders of record on March 7, 1997. Coincident with the 2-for-1 stock split, the OP Unit conversion factor has changed such that each OP Unit subject to redemption will now be redeemed for cash equal to the value of two shares of Patriot's common stock (or, at Patriot's election, Patriot may purchase each OP Unit offered for redemption for two shares of Patriot's common stock). All references in the financial statements to the OP Unit conversion factor have been restated to reflect the impact of Patriot's stock split.

                        REPORT OF INDEPENDENT AUDITORS

To the Members of NorthCoast Hotels, L.L.C.:

     We have audited the accompanying balance sheet of NorthCoast Hotels, L.L.C. as of December 31, 1996, and the related statements of operations, members' equity, and cash flows for the period April 2, 1996 (inception of operations) through December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NorthCoast Hotels, L.L.C. as of December 31, 1996, and the results of its operations and its cash flows for the period April 2, 1996 (inception of operations) through December 31 1996, in conformity with generally accepted accounting principles.




                                                Ernst & Young LLP

Seattle, Washington
March 5, 1997

                           NORTHCOAST HOTELS, L.L.C.

                                 BALANCE SHEET
                                (IN THOUSANDS)

                                                       December 31,
                                                           1996
                                                       -----------

                                    ASSETS
Current assets:
 Cash and cash equivalents..........................   $     1,756
 Accounts receivable, net of allowance
  for doubtful accounts of $43......................         4,224
 Receivable from Patriot American
  Hospitality Partnership, L.P......................           245
 Inventories........................................           320
 Prepaid expenses...................................           387
 Other assets.......................................           792
                                                       -----------
Total current assets................................         7,724
 Deferred assets, net of accumulated
  amortization of $33...............................           500
 Investments........................................           825
                                                       -----------
  Total assets......................................   $     9,049
                                                       ===========

                     LIABILITIES AND MEMBERS' EQUITY

Current liabilities:
 Accounts payable...................................   $     2,064
 Accrued rent due to Patriot American
  Hospitality Partnership, L.P......................           943
 Due to affiliates..................................           113
 Accrued payroll and benefits.......................         2,088
 Guest deposits.....................................           155
 Accrued expenses and other liabilities.............           986
 FF&E reserve due to Patriot American
  Hospitality Partnership, L.P......................           415
                                                       -----------
Total current liabilities...........................         6,764
                                                       -----------
Due to Patriot American Hospitality
 Partnership, L.P...................................           242
                                                       -----------
  Total liabilities.................................         7,006
Commitments and contingencies.......................            --
Members' equity.....................................         2,043
                                                       -----------
Total liabilities and members' equity...............        $9,049
                                                       ===========

                            See accompanying notes.

                           NORTHCOAST HOTELS, L.L.C.

                            STATEMENT OF OPERATIONS
                                (IN THOUSANDS)


                                                            April 2, 1996
                                                            (inception of
                                                             operations)
                                                               through
                                                             December 31,
                                                                 1996
                                                            -------------
Revenue:
 Rooms....................................................  $      27,402
 Food and beverage........................................         12,900
 Telephone and other......................................          2,518
                                                            -------------
   Total revenue..........................................         42,820
                                                            -------------
Expenses:
 Departmental costs and other expenses....................         17,547
 Participating rent.......................................         12,553
 General and administrative...............................          3,734
 Ground lease expense.....................................            818
 Repairs and maintenance..................................          2,319
 Utilities................................................          1,516
 Marketing................................................          3,078
                                                            -------------
   Total expenses.........................................         41,565
                                                            -------------
   Income before lessee income (expense)..................          1,255
                                                            -------------
 Dividend and interest income.............................            132
 Management fees..........................................         (1,103)
 Depreciation and amortization............................            (33)
 Lessee general and administrative expenses...............           (343)
                                                            -------------
   Total lessee expenses..................................         (1,347)
                                                            -------------
   Net loss...............................................            (92)
                                                            =============

                            See accompanying notes.

                           NORTHCOAST HOTELS, L.L.C.

                         STATEMENT OF MEMBERS' EQUITY
                      FOR THE PERIOD FROM APRIL 2, 1996
              (INCEPTION OF OPERATIONS) THROUGH DECEMBER 31, 1996
                                (IN THOUSANDS)

                                                 Notes      Retained
                                     Capital   Receivable   Earnings    Total
                                   ---------   ----------   --------   --------

Contributions on April 2, 1996.... $   3,300   $  (1,050)   $     --   $  2,250
Distributions to members..........      (165)         --          --       (165)
Payments on notes receivable......        --          50          --         50
Net loss..........................        --          --         (92)       (92)
                                   ---------   ---------    --------   --------
Balance at December 31, 1996...... $   3,135   $  (1,000)   $    (92)  $  2,043
                                   =========   =========    ========   ========


                            See accompanying notes.

                           NORTHCOAST HOTELS, L.L.C.

                            STATEMENT OF CASH FLOWS
                                (IN THOUSANDS)

                                                            April 2, 1996
                                                            (inception of
                                                             operations)
                                                               through
                                                             December 31,
                                                                1996
                                                            -------------
Cash flows from operating activities:
   Net loss...............................................  $         (92)
   Adjustments to reconcile net loss to
    net cash provided by operating activities:
       Provision for losses on accounts receivable.........            43
       Depreciation and amortization.......................            33
   Increase in assets and liabilities:
       Accounts receivable.................................        (4,268)
       Receivable from Patriot American
        Hospitality Partnership, L.P.......................           (44)
       Inventories.........................................           (78)
       Prepaid expenses and other assets...................          (387)
       Accounts payable....................................         1,968
       Accrued rent due to Patriot American
        Hospitality Partnership, L.P.......................           943
       Due to affiliates...................................           113
       Accrued payroll and benefits........................         1,187
       Guest deposits......................................           155
       Accrued expenses and other liabilities..............           903
       FF&E reserve due to Patriot American
        Hospitality Partnership, L.P.......................           415
                                                            -------------
Net cash provided by operating activities..................           891
                                                            -------------
Cash flows from investing activities:
   Purchase of equipment...................................            (7)
   Payments for capital improvements on
    behalf of owner........................................          (104)
   Payment of organization costs and
    capitalized lease costs................................          (533)
   Payment for deferred purchase consideration.............          (785)
                                                            -------------
Net cash used in investing activities......................        (1,429)
                                                            -------------
Cash flows from financing activities:
   Cash received from assumption of
    operating liabilities..................................           901
   Proceeds from repayment of member note..................            50
   Capital contributions...................................         1,425
   Distributions...........................................           (82)
                                                            -------------
Net cash provided by financing activities..................         2,294
                                                            -------------
Net increase in cash and cash equivalents..................         1,756
                                                            -------------
Cash and cash equivalents at end of period................. $       1,756
                                                            =============
Supplemental Disclosure of Non-Cash
 Investing and Financing Activities:
   Contribution of Patriot Partnership Units............... $         825
                                                            =============
   Inventory received in exchange for a
    liability to Patriot American Hospitality
    Partnership, L.P....................................... $         242
                                                            =============
   Operating liabilities assumed in
    exchange for receivables from Patriot American
    Hospitality Partnership, L.P........................... $          96
                                                            =============
   Distributions declared and unpaid....................... $          83
                                                            =============

                            See accompanying notes.

                           NORTHCOAST HOTELS, L.L.C.

                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)



1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

ORGANIZATION

     NorthCoast Hotels, L.L.C. ("NorthCoast"), a Washington limited liability company, was formed January 10, 1996 to lease and operate certain hotels owned by Patriot American Hospitality Partnership, L.P. (the "Patriot Partnership"). At December 31, 1996, Patriot American Hospitality, Inc. ("Patriot"), through its subsidiaries, owns approximately 87.3% of the Patriot Partnership. NorthCoast will continue for a term of fifty years unless terminated earlier pursuant to the terms of the limited liability company agreement. In general, members are not individually liable for any debts or losses of NorthCoast that exceed their respective capital contribution, except as discussed in Note 2, and losses are generally allocated to the members in proportion to their capital contributions.

     NorthCoast began leasing five hotels on April 2, 1996. On April 5, 1996, May 22, 1996, August 29,1996, and November 26, 1996, NorthCoast and the Patriot Partnership entered into four additional operating leases for four hotels which were acquired by the Patriot Partnership. At December 31, 1996, NorthCoast leased nine hotels as follows:

               Property Name                          Location              Guest Rooms
     -------------------------------------    -------------------------     -----------
     Hyatt Regency Lexington                  Lexington, Kentucky           365 rooms
     Hyatt Newporter                          Newport Beach, California     410 rooms
     Plaza Park Suites                        Seattle, Washington           193 rooms
     The Pickwick                             San Francisco, California     192 rooms
     The Roosevelt Hotel                      Seattle, Washington           151 rooms
     Valley River Inn                         Eugene, Oregon                257 rooms
     WestCoast Gateway Hotel                  Seattle, Washington           145 rooms
     WestCoast Long Beach Hotel and Marina    Long Beach, California        192 rooms
     WestCoast Wenatchee Center Hotel         Wenatchee, Washington         147 rooms


     Each hotel is leased by the Patriot Partnership to NorthCoast under separate participating operating lease agreements. Eight of the nine hotel leases contain cross-default provisions. These leases, which have an average term of eleven years, require NorthCoast to maintain a minimum net worth, a minimum level of cash, and adequate working capital, (as those terms are defined) and require payment of the greater of (1) minimum base rent or (2) participating rent based upon certain percentages of room revenue, food and beverage revenue, and telephone and other revenues of each of the hotels, plus certain additional charges, as applicable.

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

Inventories

     Inventories, consisting of food, beverages, china, linens, silverware and glassware, are stated at the lower of cost (generally first-in, first-out) or market.

Deferred Assets

     Deferred assets consist of organization costs and capitalized lease costs. Amortization of organization costs is computed using the straight-line method over five years. Capitalized lease costs are amortized over the average lease term of eleven years.

                           NORTHCOAST HOTELS, L.L.C.

                            (DOLLARS IN THOUSANDS)


Investments

     Investments consist of 31,074 restricted units of limited partnership interest in the Patriot Partnership ("OP Units") and are stated at cost. The OP Units may be redeemed, subject to certain restrictions, at NorthCoast's election after April 2, 1997, for cash equal to the market value (as defined) of two shares of Patriot common stock or, at Patriot's election, two shares of Patriot common stock. Under the participating lease agreements, NorthCoast has assigned certain of the OP Units to the Patriot Partnership as collateral for certain deferred rents. Such deferred rents were paid by NorthCoast in January 1997, and the assignment was released. Dividends are included in dividend and interest income.

Other Assets

     Other assets consist primarily of additional purchase consideration due from the Patriot Partnership related to two of the hotels. Receipt of the additional purchase consideration is dependent upon the respective hotels achieving certain operating performance goals in 1997. Management believes this additional purchase consideration will be collected.

Revenue Recognition

     Revenue is recognized upon performance of hotel-related services and delivery of food and beverages. Credit evaluations are performed and an allowance for doubtful accounts is provided against accounts receivable which are estimated to be uncollectible.

Income Taxes

     Under the provisions of the Internal Revenue Code and applicable state income tax law, NorthCoast has elected to be taxed as a partnership for federal and state purposes. Therefore, federal and state income tax consequences of NorthCoast's profits and losses pass through to the limited liability company members.

Concentration of Credit Risk

     Financial instruments which potentially subject NorthCoast to concentrations of credit risk consist principally of cash balances with banks in excess of Federal Deposit Insurance Corporation ("FDIC") insured limits, accounts receivable from hotel customers. NorthCoast places its cash with high quality financial institutions, however, at December 31, 1996, NorthCoast has cash balances with banks in excess of FDIC insured limits. Management believes the credit risk related to these deposits is minimal. Concentrations of credit risk with respect to accounts receivable from hotel customers are limited due to the large number of customers and their dispersion across many hotels and geographies.

2.   MEMBERS' EQUITY:

Initial Capitalization

     Each of the four members is required to contribute $825 to NorthCoast. Contributions can be in the form of cash or other property. At December 31, 1996, cash contributions of $1,475 and OP Units of $825 have been received.

     Two members contributed notes receivable totaling $1,050, which bear interest at 7% per annum. One note, which is unsecured, is due in two installments with $50 paid July 31, 1996 and the balance due March 31, 1997. The other note is due October 31, 1998, and can be paid with either cash or OP Units. This note is secured by an approximate 12.6% interest in LeParc
Investment Group, LLC (the "LeParc Entity").   These notes receivable from
members have been offset against members' equity in the accompanying financial statements.

     At December 31, 1996, NorthCoast had $83 accrued for distributions which were declared and unpaid.

Minimum Net Worth

     Under the terms of the participating lease agreements, NorthCoast is required to maintain minimum net worth, as defined, equal to 20% of the projected annual lease payments for all hotels leased. The minimum net worth must be composed of certain components in specified minimum amounts, including at least 15% in cash or certain cash equivalents. No more than 25% of the minimum net worth can be composed of a promissory note secured by an interest in the LeParc Entity. NorthCoast is also required to maintain ownership of shares of common stock of Patriot or OP Units. NorthCoast was in compliance with these covenants as of December 31, 1996.

                           NORTHCOAST HOTELS, L.L.C.

                            (DOLLARS IN THOUSANDS)


3.   COMMITMENTS AND RELATED PARTY TRANSACTIONS:

Participating Lease Commitments

     At December 31, 1996, NorthCoast has future lease commitments to the Patriot Partnership under the participating lease agreements through the year 2008. Minimum future rental payments under these noncancellable operating leases are as follows:

                Year Ending December 31,               Amount
                ------------------------              -------
                1997...............................  $ 17,597
                1998...............................    18,247
                1999...............................    18,280
                2000...............................    18,307
                2001...............................    18,328
                Thereafter.........................    93,221
                                                     --------
                                                     $183,980
                                                     ========

     NorthCoast incurred rents of $12,553 during the period April 2, 1996 through December 31, 1996, consisting of $10,453 in base rents, $1,171 in participating rents, and $929 in additional rent. At December 31, 1996, NorthCoast owed the Patriot Partnership $943 for rents under the terms of the participating leases.

     Under the participating lease agreements, NorthCoast is obligated to return to the Patriot Partnership the inventory at each of the hotels at the end of the related lease term. As of December 31, 1996, the balance of the inventory due to the Patriot Partnership was $242. In addition, two of the hotels are managed by Hyatt Corporation ("Hyatt"). Under the terms of the hotel management agreements, Hyatt funds a percentage of the hotel gross revenues to a reserve account for furniture, fixtures and equipment (the "FF&E Reserve"), which is payable to the Patriot Partnership to make improvements to the hotels. At December 31, 1996, the FF&E Reserve payable to the Patriot Partnership was $415.

Management and Franchise Agreements

     Seven of the nine hotels leased by NorthCoast are managed by WestCoast Hotels, Inc. ("WestCoast Hotels"), an affiliate of a member, and are marketed under a franchise agreement with WestCoast Marketing, Inc., an affiliate of WestCoast Hotels. WestCoast Hotels receives a hotel management fee per hotel of $2 per month for four of the seven hotels and 1% of gross room revenue, as defined, for the WestCoast Long Beach Hotel and Marina, the Valley River Inn and The Pickwick. All management fees payable to WestCoast Hotels greater than 1% of hotel revenues are subordinate to NorthCoast's obligations to the Patriot Partnership under the terms of the participating lease agreements. WestCoast Marketing, Inc. receives a franchise fee of 2.5% of gross room revenues, as well as certain reservation fees in connection with the use of the WestCoast brand. Two of the nine hotels are managed by Hyatt and include an asset management agreement with WestCoast Hotels. WestCoast Hotels received an asset management fee in 1996 on the Hyatt Regency Lexington of $6 per month and on the Hyatt Newporter of $2 per month. In 1997, the asset management fees will be $6 per month and $5 per month on the Hyatt Regency Lexington and Hyatt Newporter, respectively. The asset management fees are subject to escalation based on increases in the Consumer Price Index beginning in 1998.

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

                           NORTHCOAST HOTELS, L.L.C.

                            (DOLLARS IN THOUSANDS)


Ground Lease

     NorthCoast has commitments under two ground lease agreements. The term of the lease for the Hyatt Newporter is through December 31, 2048 and the lease is subject to an escalation clause for each five-year period based on the Consumer Price Index, not to exceed 8% per year compounded annually for the five years then ending. In addition, the lease requires the hotel to pay a percentage of its annual sales, as defined, as additional rent. During 1996, NorthCoast paid $569 in base rent and $187 in additional rent. Minimum annual lease payments of $831 are due under the lease through 2001, at which time the base rent will be adjusted.

     The term of the lease for the WestCoast Long Beach Hotel and Marina is through March 31, 2052. Annual minimum rent payments are approximately $173 through September 30, 1999, at which time the rent will be negotiated for the next five-year period. Half of the minimum rent payments through March 1998 are deferred and accrue interest at 7% per annum. Percentage rent is payable, if in excess of the minimum rent, based upon certain percentages of room revenue, food and beverage revenue, and telephone and other revenues of the hotel.

Employment and Other Agreements

     NorthCoast has entered into an agreement with an individual affiliated with
one of the members.   Pursuant to that agreement, this individual serves as
President of NorthCoast for a term of five years.

     NorthCoast pays WestCoast Hotels for office space it occupies within the corporate offices of WestCoast Hotels and for the payroll and related costs WestCoast Hotels administers on behalf of NorthCoast. The amount paid to WestCoast Hotels for these costs was $18 during the period from April 2, 1996 through December 31, 1996.

                           NORTHCOAST HOTELS, L.L.C.

                            (DOLLARS IN THOUSANDS)


4.   PRO FORMA FINANCIAL INFORMATION (UNAUDITED):

     The following unaudited pro forma statements of operations are presented as if the leases and the operation of the nine hotels leased by NorthCoast had commenced on January 1, 1995. The unaudited pro forma statements of operations are not necessarily indicative of what the actual results of operations of NorthCoast would have been assuming such operations had commenced as of January 1, 1995, nor do they purport to represent the results of operations for future periods. Pro forma lessee expenses represent management fees and estimated lessee overhead expenses and exclude pro forma dividend income on 31,074 OP Units and interest income associated with working capital balances.

                                                 YEAR ENDED DECEMBER 31,
                                                 -----------------------
                                                    1996         1995
                                                 ----------   ----------
                                                     (IN THOUSANDS)
Revenue:
   Rooms.......................................  $   42,797   $   40,750
   Food and beverage...........................      19,575       19,525
   Telephone and other.........................       3,878        3,705
                                                 ----------   ----------
       Total revenue...........................      66,250       63,980
                                                 ----------   ----------
Expenses:
   Departmental costs and expenses.............      27,818       27,067
   Participating rent..........................      20,293       18,996
   General and administrative..................       5,752        5,461
   Ground lease expense........................       1,114        1,147
   Repairs and maintenance.....................       3,673        3,570
   Utilities...................................       2,473        2,387
   Marketing...................................       4,898        4,863
   Insurance...................................         501          306
                                                 ----------   ----------
       Total expenses..........................      66,522       63,797
                                                 ----------   ----------
Income before lessee expenses..................        (272)         183
Lessee expenses................................       1,918        2,088
                                                 ----------   ----------
   Net loss....................................     $(2,190)  $   (1,905)
                                                 ==========   ==========

5.   SUBSEQUENT EVENT:

     On January 30, 1997, the Board of Directors of Patriot declared a 2-for-1 stock split on Patriot's common stock effected in the form of a stock dividend distributed on March 18, 1997 to shareholders of record on March 7, 1997. Coincident with the 2-for-1 stock split, the OP Unit conversion factor has been changed such that each OP Unit subject to redemption will now be redeemed for cash equal to the value of two shares of Patriot's common stock (or, at Patriot's election, Patriot may purchase each OP Unit offered for redemption for two shares of Patriot's common stock). All references in the financial statements to the OP Unit conversion factor have been restated to reflect the impact of Patriot's stock split.

                        REPORT OF INDEPENDENT AUDITORS

To the Partners and Owners
  of the Initial Hotels:

     We have audited the accompanying combined balance sheet of the Initial Hotels (described in Note 1) as of December 31, 1994, and the related combined statements of operations, partners' and owners' equity, and cash flows for the period January 1, 1995 through October 1, 1995 and for the year ended December 31, 1994. These combined financial statements are the responsibility of the management of the Initial Hotels. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of certain of the Initial Hotels and Troy Hotel Investors, which statements reflect total assets constituting 37% of the combined total assets as of December 31, 1994 and total revenues constituting 41% and 32% of the combined total revenues for the period January 1, 1995 through October 1, 1995 and for the year ended December 31, 1994, respectively. Such financial statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for such hotels, is based solely on the reports of such other auditors.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

     In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the combined financial position of the Initial Hotels as of December 31, 1994, and the combined results of their operations and their cash flows for the period January 1, 1995 through October 1, 1995 and for the year ended
December 31, 1994, in conformity with generally accepted accounting principles.



                                                Ernst & Young LLP

Dallas, Texas
February 16, 1996

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Partners, Owners and Affiliates of
  Certain of the Initial Hotels and CHC International, Inc.:

     We have audited the accompanying combined balance sheet of Certain of the Initial Hotels (as described in Note 1) as of December 31, 1994, and the related combined statements of operations, equity (deficit), and cash flows for the period from January 1, 1995 to October 1, 1995 and for the year ended
December 31, 1994 . These combined financial statements are the responsibility of the management of Certain of the Initial Hotels. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the combined financial position of Certain of the Initial Hotels as of December 31, 1994, and the combined results of their operations and their cash flows for the period from January 1, 1995 to October 1, 1995 and for the year ended December 31, 1994, in conformity with generally accepted accounting principles.



                                                Coopers & Lybrand L.L.P.

Fort Lauderdale, Florida
January 15, 1996

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the General Partners
  Troy Hotel Investors:

     We have audited the accompanying balance sheet of Troy Hotel Investors (a limited partnership) as of October 1, 1995 and the related statements of income, partners' equity and cash flows for the period from January 1, 1995 through October 1, 1995. These financial statements are the responsibility of the management and owners of Troy Hotel Investors. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Troy Hotel Investors as of October 1, 1995 and the results of its operations and its cash flows for the period from January 1, 1995 through October 1, 1995 in conformity with generally accepted accounting principles.

     As discussed in Note 9, the Partnership sold substantially all of its assets and liabilities on October 2, 1995. The financial statements do not reflect the effects of the sale. The partners intend to dissolve the Partnership in 1996.



                                                Coopers & Lybrand L.L.P.

Pittsburgh, Pennsylvania
January 17, 1996

                                INITIAL HOTELS

                            COMBINED BALANCE SHEET
                               DECEMBER 31, 1994
                                (IN THOUSANDS)

                                    ASSETS

Investment in hotel properties:
  Land......................................................  $ 17,122
  Building and improvements.................................   115,529
  Furniture and equipment...................................    50,105
                                                              --------
                                                               182,756
Less accumulated depreciation...............................   (33,722)
                                                              --------
Net investment in hotel properties..........................   149,034
Cash and cash equivalents...................................     8,290
Cash held in escrow.........................................     3,148
Accounts receivable, net, including
 receivables from affiliates of $753........................     5,086
Inventories.................................................     1,126
Deferred expenses, net......................................     2,947
Prepaids and other assets...................................     1,488
                                                              --------
                                                              $171,119
                                                              ========

                 LIABILITIES AND PARTNERS' AND OWNERS' EQUITY

Mortgages and other notes payable,
 including $800 due to an affiliate.........................  $131,095
Capital lease obligations...................................     2,284
Accounts payable, trade.....................................     6,294
Accrued expenses and other liabilities......................     5,348
Amounts due to affiliates...................................     6,836
                                                              --------
                                                               151,857
Commitments and contingencies
Partners' and owners' equity................................    19,262
                                                              --------
                                                              $171,119
                                                              ========

                           See accompanying notes.

                                INITIAL HOTELS

                       COMBINED STATEMENTS OF OPERATIONS
            FOR THE PERIOD JANUARY 1, 1995 THROUGH OCTOBER 1, 1995
                   AND FOR THE YEAR ENDED DECEMBER 31, 1994
                                (IN THOUSANDS)


                                                        DECEMBER 31,  OCTOBER 1,
                                                           1994         1995
                                                         ---------    ---------
Revenue from hotel operations:
  Rooms................................................  $  69,969    $  65,192
  Food and beverage....................................     23,770       21,872
  Conference center....................................      2,149        1,858
  Telephone and other..................................      5,593        5,860
                                                         ---------    ---------
      Total revenue....................................    101,481       94,782
                                                         ---------    ---------
Expenses:
  Departmental costs and expenses......................     38,461       35,850
  General and administrative...........................      9,716        8,895
  Repairs and maintenance..............................      5,288        4,455
  Utilities............................................      4,920        4,107
  Marketing............................................      8,764        8,769
  Management fees paid to affiliates...................      3,739        3,995
  Interest expense.....................................     11,197       11,674
  Real estate and personal property
   taxes, and insurance................................      3,786        3,413
  Depreciation and amortization........................      8,832        7,694
                                                         ---------    ---------
      Total expenses...................................     94,703       88,852
                                                         ---------    ---------
      Income before sale of assets and
        extraordinary item.............................      6,778        5,930
  Gain (loss) on sale of assets........................        170           --
                                                         ---------    ---------
      Income before extraordinary item.................      6,948        5,930
  Extraordinary item--loss on
   extinguishment of debt..............................         --       (1,803)
                                                         ---------    ---------
      Net income.......................................   $  6,948      $ 4,127
                                                         =========    =========


                            See accompanying notes.

                                INITIAL HOTELS

              COMBINED STATEMENTS OF PARTNERS' AND OWNERS' EQUITY
            FOR THE PERIOD JANUARY 1, 1995 THROUGH OCTOBER 1, 1995
                   AND FOR THE YEAR ENDED DECEMBER 31, 1994
                                (IN THOUSANDS)

                                                             NET COMBINED
                                                                EQUITY
                                                             ------------
Balance, December 31, 1993.................................  $     14,142
  Net income...............................................         6,948
  Capital contributions....................................         9,239
  Distribution of receivables from partners................          (200)
  Cash distributions.......................................       (10,867)
                                                             ------------
Balance, December 31, 1994.................................        19,262
  Net income...............................................         4,127
  Capital contributions....................................           268
  Contribution of debt to capital..........................         4,145
  Redemption of partner interests..........................        (8,021)
  Cash distributions.......................................        (9,261)
                                                             ------------
Balance October 1, 1995....................................  $     10,520
                                                             ============

                            See accompanying notes.

                                INITIAL HOTELS

                       COMBINED STATEMENTS OF CASH FLOWS
            FOR THE PERIOD JANUARY 1, 1995 THROUGH OCTOBER 1, 1995
                   AND FOR THE YEAR ENDED DECEMBER 31, 1994
                                (IN THOUSANDS)

                                                    December 31,   October 1,
                                                       1994           1995
                                                    -----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income.....................................   $     6,948    $    4,127
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Depreciation and amortization................         8,832         7,694
    Amortization of deferred loan costs..........           167           225
    Amortization of discount on note payable.....           429           172
    Expenses financed by term debt...............            --           250
    Loss (gain) on sale of assets................          (170)           --
    Loss on extinguishment of debt...............            --         1,803
  Changes in assets and liabilities, net
   of effects of hotel property change
   in ownership:
    Cash held in escrow..........................            27          (189)
    Accounts receivable, net.....................          (910)       (1,459)
    Inventories..................................           (61)           16
    Prepaid and other assets.....................           (28)           (2)
    Accounts payable and other accrued expenses..         1,331         1,083
    Payables to affiliates.......................           288          (332)
                                                    -----------    ----------
        Net cash provided by operating activities        16,853        13,388
                                                    -----------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Restricted funds (reserved) used for
   acquisition of property and equipment.........          (487)           55
  Acquisition of hotel properties................        (8,055)           --
  Improvements and additions to hotel
   properties....................................        (7,610)       (4,665)
  Proceeds from the sale of assets...............           254            --
                                                    -----------    ----------
        Net cash used in investing activities....       (15,898)       (4,610)
                                                    -----------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of mortgages and
   other notes payable...........................         9,192        13,217
  Principal payments on mortgages and
   other notes payable...........................        (5,944)      (11,257)
  Payment of financing costs.....................          (439)         (320)
  Payments on capital lease obligations..........          (275)       (1,319)
  Proceeds from advances from affiliates.........            --            75
  Payments on advances from affiliates...........           (53)         (561)
  Payments on loans from affiliates..............          (372)         (317)
  Capital contributions..........................         9,239           268
  Distributions paid.............................       (10,867)       (9,261)
                                                    -----------    ----------
        Net cash provided by ( used in)
         financing activities....................           481        (9,475)
                                                    -----------    ----------
Net change in cash and cash equivalents..........         1,436          (697)
Cash and cash equivalents at beginning
 of period.......................................         6,854         8,290
                                                    -----------    ----------
Cash and cash equivalents at end of period.......   $     8,290    $    7,593
                                                    ===========    ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:
Cash paid during the period for interest.........   $    10,240    $   10,816
                                                    ===========    ==========

                            See accompanying notes.

                                INITIAL HOTELS

                    NOTES TO COMBINED FINANCIAL STATEMENTS
                            (DOLLARS IN THOUSANDS)


1.   ORGANIZATION, INITIAL PUBLIC OFFERING AND BASIS OF PRESENTATION:

Organization

     Patriot American Hospitality, Inc. ("Patriot") is a Virginia corporation which was created to own, through wholly-owned subsidiaries, an approximately 86.3% interest in Patriot American Hospitality Partnership, L.P., a Virginia limited partnership (the "Patriot Partnership"). On October 2, 1995, the Patriot Partnership acquired from various entities (the "Selling Entities") twenty (20) operating hotel properties (collectively, the "Initial Hotels"). Sixteen of the 20 Initial Hotels were acquired from Selling Entities owned jointly or individually by Patriot American (or its principals) ("Patriot American"), CHC International, Inc. ("CHC") and the Gencom group of companies ("Gencom," and collectively with CHC and Patriot American, the "Primary Contributors"). The four remaining hotels were acquired from Selling Entities not affiliated with the Primary Contributors. Following is a listing of the Initial Hotels.

                                                      NUMBER
                                                        OF      MONTH/YEAR
      SELLING ENTITY         PROPERTY NAME/LOCATION   ROOMS      ACQUIRED
---------------------------  -----------------------  ------  --------------
FULL SERVICE HOTELS:
Bourbon Orleans Investors,   Bourbon Orleans             211        8/92
 LP                          Hotel--New Orleans,
                             Louisiana
Summit AP--GP Partners, LP   Holiday Inn Select          374        8/93
                             North Dallas--Farmers
                             Branch, Texas
Quarry Inn Company           Hilton Inn Cleveland        191        N/A(2)(3)
                             South--Independence,
                             Ohio
Crockett Hospitality, Inc.   Crockett Hotel--San         206        5/90
                             Antonio, Texas
Troy Hotel Investors, LP     Marriott Troy               350       12/94
                             Hotel--Troy, Michigan
Tri-City Associates          Sheraton Fashion            156       N/A(2)(3)
                             Square Inn--Saginaw,
                             Michigan
1500 Canal Street            Radisson New Orleans        759        9/92
 Investors, LP               Hotel--New Orleans,
                             Louisiana
Chartwell Properties, Inc.   Radisson Hotel &            198        2/90
                             Suites--Dallas, Texas
Town & Country               Radisson Suites (Town       173       11/89
 Hospitality, Co.            & Country)--Houston,
                             Texas
Main Street Hospitality, LP  Holiday Inn                 172       11/92
                             Aristocrat--Dallas,
                             Texas
290 Ventures, LP             Holiday Inn Northwest       193        9/90
                             Plaza--Houston, Texas
Travis Real Estate Group,    Holiday Inn Northwest       193        1/92
 JV                          Plaza--Austin, Texas
San Angelo Hospitality, LP   Holiday Inn--San            148        1/93
                             Angelo, Texas
Sebring Hospitality, LP      Holiday Inn--Sebring,       148        8/93
                             Florida
Fairmount Hospitality, LP    Fairmount Hotel--San         37       10/92
                             Antonio, Texas            -----
                                                       3,509
                                                       -----
LIMITED SERVICE HOTELS:
Hotel Group of               Hampton Inn                 113        1985(1)(3)
 Jacksonville, JV            Jacksonville Airport -
                             Jacksonville, Florida
North Coast Rochester L.P.   Hampton                     113        1986(1)(3)
                             Inn--Rochester, New
                             York
Great Northern Inns          Hampton Inn Cleveland       113        N/A(2)(3)
 Company, L.P.               Airport--North
                             Olmsted, Ohio
North Coast Inns Co. Ltd.    Hampton Inn--Canton,        108        N/A(2)(3)
                             Ohio                      -----
                                                         447
                                                       -----
EXECUTIVE CONFERENCE CENTER:
MWL Peachtree                Peachtree Executive         250        4/93(3)
                             Conference                -----
                             Center--Peachtree
                             City, Georgia
                                                       4,206
                                                       =====

---------------
(1)  Constructed by the current owner.
(2) See Basis of Presentation for a discussion of these Initial Hotels which were not owned by the Primary Contributors or their affiliates.
(3)  Collectively "Certain of the Initial Hotels".

                                INITIAL HOTELS

                            (DOLLARS IN THOUSANDS)


     The Patriot Partnership purchased the Initial Hotels from the Selling Entities for an aggregate purchase price of approximately $311,000. The owners of the Selling Entities received cash and/or units of limited partnership interest in the Patriot Partnership as consideration for the hotels. See Initial Public Offering below.

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

Initial Public Offering

     Patriot filed its registration statement with the Securities and Exchange Commission which became effective September 27, 1995 pursuant to which Patriot completed an initial offering (the "Initial Offering") of 14,605,000 shares of its common stock to the public (including 1,905,000 shares of common stock issued upon exercise of the underwriters' over-allotment option). The Initial Offering price of all shares sold in the Initial Offering was $24.00 per share, resulting in net proceeds (less the underwriters' discount and offering expenses) of approximately $313,170.

     Upon completion of the Initial Offering, Patriot contributed, through its wholly-owned subsidiaries, substantially all of the net proceeds of the Initial Offering to the Patriot Partnership in exchange for an approximately 86.3% partnership interest in the Patriot Partnership. The Patriot Partnership then used the proceeds from Patriot to acquire the Initial Hotels from the Selling Entities, to finance certain capital improvements and for general working capital. Rather than receiving cash for their entire interests in the Selling Entities upon the sale of the Initial Hotels, the Primary Contributors and certain third-party sellers elected to receive limited partnership interests in the Patriot Partnership aggregating an approximately 13.7% equity interest in the Patriot Partnership.

Basis Of Presentation

     The accompanying financial statements are presented on a combined basis because subsequent to October 1, 1995, these properties are wholly-owned by the Patriot Partnership and because 19 of the 20 Initial Hotels included in the combination were either owned or managed by one of the Primary Contributors or their affiliates prior to the Patriot Partnership's acquisition. For those hotels owned by the Primary Contributors or their affiliates, the accompanying combined financial statements include the results of operations subsequent to the date of acquisition of each respective hotel. For those hotels managed by the Primary Contributors or their affiliates, the combined financial statements include the results of operations for all periods presented (since these hotels were managed by the Primary Contributors or their affiliates during all periods).

     The Marriott Hotel was acquired by one of the Primary Contributors on December 30, 1994. The accompanying financial statements include the financial position and results of operations of the Marriott Hotel from the date of acquisition.

     The accompanying financial statements have been prepared for the period from January 1, 1995 to October 1, 1995, the day before the acquisition of the Initial Hotels by the Patriot Partnership, and for the year ended
December 31, 1994. Unless otherwise specified, all references to a year in the financial statements are for the periods stated above.

                                INITIAL HOTELS

                            (DOLLARS IN THOUSANDS)


     Management believes that these combined financial statements result in a more meaningful presentation and thus appropriately reflect the historical financial position and results of operations of the predecessor of CHC Lease Partners. All significant inter-entity transactions have been eliminated in the combined presentation.


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Cash Equivalents

     All highly liquid investments with an original maturity date of three months or less when purchased are considered to be cash equivalents.

Cash Held in Escrow

     Cash held in escrow consists primarily of amounts for taxes and insurance remitted to the lenders which hold the mortgages on the hotel facilities.

Inventories

     Inventories, consisting of food, beverages, china, linens and glassware, are stated at the lower of cost (generally, first-in, first-out) or market.

Initial Hotel Properties

     The Initial Hotel properties are stated at the lower of cost or net realizable value. Depreciation is computed using the straight-line method based upon the following estimated useful lives:

                                                   Years
                                                   -----
        Buildings and improvements ..............  30-40
        Furniture and equipment .................   5-7

     In accordance with Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, management of the Initial Hotels records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. No such impairment losses have been recognized to date.

     Maintenance and repairs are charged to operations as incurred; major renewals and betterments are capitalized.

Deferred Expenses

     Deferred expenses consist primarily of franchise fees, organization costs and deferred loan costs. Amortization of franchise fees is computed using the straight-line method over the terms of the related franchise agreements. Organization costs are amortized on a straight-line basis over five years. Deferred loan costs are amortized to interest expense on a straight-line basis over the term of the loan.

Income Taxes

     The Selling Entities are not subject to federal or state income taxes; however, they must file informational income tax returns and the partners or shareholders must take income or loss of the Selling Entities into consideration when filing their respective tax returns.

Revenue Recognition

                                INITIAL HOTELS

                            (DOLLARS IN THOUSANDS)


     Revenue is recognized as earned. Ongoing credit evaluations are performed and an allowance for potential credit losses is provided against the portion of accounts receivable which is estimated to be uncollectible. Such losses have been within management's expectations.

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

3.   MORTGAGES AND OTHER NOTES PAYABLE:

Mortgage Loans

     Mortgage loans payable is comprised of 21 loans as of December 31, 1994, each of which are generally collateralized by a first lien deed of trust and assignment of rents. Mortgage loans payable consists of both interest-only and amortizing loans which mature at various dates through November 2011. Seven of the mortgage loans totalling $81,103 as of December 31, 1994 have fixed interest rates ranging from 6.0% to 12.0%. Variable rate mortgage loans payable at December 31, 1994 total approximately $47,029 . Interest rates on the variable rate debt are generally based on prime or LIBOR rates which were 8.5% and 6.0%,
respectively, at December 31, 1994.    As of December 31, 1994 approximately
$24,460 of the mortgage obligations were personally guaranteed by certain partners of the Selling Entities.

Other Notes Payable

     Other Notes Payable is comprised of six notes as of December 31, 1994 totalling $2,963. The proceeds from the notes were used to finance improvements to certain hotels. The notes, which mature at various dates through December 31, 2004, bear interest at rates ranging from 7.5% to 14%. Certain of the notes are guaranteed by owners.

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

                                INITIAL HOTELS

                            (DOLLARS IN THOUSANDS)


4.  COMMITMENTS AND CONTINGENCIES:

Franchise Agreements

     Under the terms of hotel franchise agreements expiring at various dates through July 2013, annual payments for franchise royalties, reservation and advertising services are due for 17 of the 20 Initial Hotels. Fees are computed based upon percentages of gross room revenue. Such fees were approximately $2,458 and $2,315 during 1994 and 1995, respectively. Certain of these agreements require the franchisee to establish reserves for property improvements, replacement of furniture and equipment or payment of property taxes and insurance. The 17 hotels will continue to be operated under franchise agreements with the same franchisors with remaining terms in excess of ten years.

Operating Leases

     Equipment, vehicles and land are leased under noncancelable operating lease agreements expiring at varying intervals through July 2069. Following is a schedule of future minimum rental payments required under these leases as of December 31, 1994:

               Year                                  Amount
               ----                                 --------
               1995...............................  $    543
               1996...............................       419
               1997...............................       309
               1998...............................       219
               1999...............................       140
               2000 and thereafter................     4,000
                                                    --------
                                                    $  5,630
                                                    ========

     Rental expense was approximately $504 and $489 during 1994 and 1995, respectively.

Capital Leases

     The Initial Hotels lease furniture, fixtures and equipment under capital lease agreements expiring at varying intervals through December 1999. Depreciation of assets recorded under capital leases is included in depreciation and amortization in the accompanying combined financial statements. Future minimum payments under capital lease obligations as of December 31, 1994 are as follows:

               Year                                  Amount
               ----                                 --------
               1995...............................  $    730
               1996...............................       684
               1997...............................       637
               1998...............................       578
               1999...............................       235
                                                    --------
               Total Minimum lease payments.......     2,864
               Less: amounts representing
                interest..........................      (580)
                                                    --------
               Present value of minimum lease
                payments..........................  $  2,284
                                                    ========

Contingencies

     Certain entities included in the Initial Hotels are subject to various legal proceedings and claims that arise in the ordinary course of business. These matters are generally covered by insurance. While the resolution of these matters cannot be predicted with certainty, management believes that the final outcome of such matters will not have a material adverse effect on the financial position or results of operations of the Patriot Partnership or Patriot, notwithstanding potential insurance recovery.

                                INITIAL HOTELS

                            (DOLLARS IN THOUSANDS)


5.  RELATED PARTY TRANSACTIONS:

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

     Fees paid to affiliated entities for management (including asset and incentive management fees) and other services provided to the Initial Hotels are as follows:

                                                 1994     1995
                                               -------  -------
        Management fees.......................  $ 3,068  $ 3,512
        Incentive management fees.............      605      374
        Asset management fees.................       66      109
        Construction supervisory fees.........      313       80
        Accounting and other fees.............      367      116
                                                -------  -------
                                                $ 4,419  $ 4,191
                                                =======  =======

     Accounting and other fees are included in general and administrative costs and construction supervisory fees are included in buildings and improvements in the accompanying financial statements. Unpaid fees are included in amounts due to affiliates.

     Certain of the Selling Entities have received working capital loans or advances from owners or their affiliates. These loans bear interest at rates ranging from 5% to 14% at December 31, 1994 and mature at various dates through March 1997. The advances are non-interest bearing and are generally due on demand. Loans and advances from owners and their affiliates of $5,598 and $560, respectively, at December 31, 1994 are included in amounts due to affiliates. Interest expense related to these loans is $649 and $182 during 1994 and 1995, respectively. In addition, certain of the Selling Entities have made non-interest bearing advances to affiliates totalling $753 at December 31, 1994. Loans and advances from affiliates were repaid in connection with the Initial Offering.

6.   CHANGES IN OWNERSHIP:

     In January 1995, the partnership owning the Radisson New Orleans Hotel redeemed the limited partnership interest of a minority partner based upon a negotiated purchase price of $4,249 and bought out the existing management contract of the hotel operator in exchange for notes payable aggregating $4,499. The notes were repaid in connection with the Initial Offering.

     In June 1995, one of the Primary Contributors acquired the interests of his partners in the Holiday Inn Northwest Houston Hotel. In connection with this acquisition, an affiliated entity acquired all the assets and certain liabilities in exchange for a note payable to the seller, which wraps around the underlying first mortgage and certain other indebtedness of the seller. The amount of the note payable in excess of the underlying indebtedness of $3,772 has been reflected as a redemption of partner interests in the accompanying financial statements.

7.  FAIR VALUE OF FINANCIAL INSTRUMENTS:

                                INITIAL HOTELS

                            (DOLLARS IN THOUSANDS)


     Statement of Financial Accounting Standards No. 107 requires disclosure about fair value for all financial instruments whether or not recognized, for financial statement purposes. Disclosure about fair value of financial instruments is based on pertinent information available to management as of December 31, 1994. Considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts which could be realized on disposition of the financial instruments. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

Cash Equivalents

     Management estimates that the fair value of cash equivalents approximate carrying value due to the relatively short maturity of these instruments.

Mortgages and Other Notes Payable

     Management estimates that the fair value of mortgages and other notes payable approximate carrying value based upon the Initial Hotels' effective borrowing rate for issuance of debt with similar terms and remaining maturities.


8.   NON CASH INVESTING AND FINANCING ACTIVITIES:

     During the year ended December 31, 1994, the Selling Entities incurred capital lease obligations of $1,746 in the acquisition of equipment.


     During 1994, receivables of $200 were distributed to a current owner. In December 1994, an affiliate of one of the Primary Contributors acquired substantially all of the assets of the Marriott Hotel, subject to mortgage and other indebtedness of $14,679.

     During 1995, a note payable to an affiliate of one of the Primary Contributors was converted to an additional equity interest in the owner of the Peachtree Executive Conference Center in the amount of $4,145.

     During 1995, partners' interest in two hotels were redeemed for notes payable totaling $8,021.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the General Partners
  Troy Park Associates:

     We have audited the accompanying balance sheet of Troy Park Associates (a limited partnership) as of December 29, 1994 and the related statements of operations and partners' equity and cash flows for the period from January 1, 1994 to December 29, 1994. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     As discussed in Note 1, the Partnership sold substantially all of its assets and liabilities on December 30, 1994. As a result of the sale, the Partnership recorded a provision for impairment of long-lived assets of $11,503,536 in the accompanying financial statements. The accompanying financial statements have been prepared through the date prior to the sale of the Hotel. The partners intend to dissolve the Partnership in 1995.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Troy Park Associates a of December 29, 1994, and the results of its operations and its cash flows for the period from January 1, 1994 to December 29, 1994 in conformity with generally accepted accounting principles.



                                                Coopers & Lybrand L.L.P.

Pittsburgh, Pennsylvania
February 7, 1995

                             TROY PARK ASSOCIATES
                            (A LIMITED PARTNERSHIP)

                                 BALANCE SHEET
                               DECEMBER 29, 1994
                                (IN THOUSANDS)

                                    ASSETS

Property and equipment, net.................................  $  19,497
Restricted cash.............................................        758
Receivables, net............................................        975
Inventories.................................................        148
Prepaid expenses and other..................................        274
Deferred expenses, net......................................         83
Due from related parties....................................        649
                                                              ---------
    Total assets............................................  $  22,384
                                                              =========

                    LIABILITIES AND PARTNERS'  EQUITY

Long-term debt..............................................  $  20,048
Accounts payable trade......................................        167
Due to related parties......................................        939
Accrued expenses............................................      1,105
Customer deposits...........................................         72
Capital lease obligations...................................         10
                                                              ---------
    Total liabilities.......................................     22,341
Partners' equity............................................         43
                                                              ---------
    Total liabilities and partners' equity..................  $  22,384
                                                              =========


  The accompanying notes are an integral part of these financial statements.

                             TROY PARK ASSOCIATES
                            (A LIMITED PARTNERSHIP)

                 STATEMENT OF OPERATIONS AND PARTNERS' EQUITY
           FOR THE PERIOD FROM JANUARY 1, 1994 TO DECEMBER 29, 1994
                                (IN THOUSANDS)

                                                           DECEMBER 29,
                                                               1994
                                                           -----------
Revenue:
  Room revenue...........................................  $     9,085
  Food and beverage......................................        6,387
  Other..................................................        1,076
                                                           -----------
      Total revenue......................................       16,548
                                                           -----------
Expenses:
  Property operating costs and expenses..................        2,798
  Food and beverage......................................        4,814
  General and administrative.............................        1,189
  Repairs and maintenance................................          598
  Utilities..............................................          577
  Advertising, promotion and franchise fees..............        1,667
  Management fees........................................          617
  Interest expense.......................................        2,368
  Real estate, personal property taxes and insurance.....          800
  Depreciation and amortization..........................        2,207
  Equipment rent.........................................          142
  Provision for impairment of long-lived assets..........       11,504
                                                           -----------
      Total expenses.....................................       29,281
                                                           -----------
Net loss.................................................      (12,733)
Partners' equity:
  Beginning of period....................................       12,776
                                                           -----------
  End of period..........................................  $        43
                                                           ===========

   The accompanying notes are an integral part of these financial statements.

                             TROY PARK ASSOCIATES
                            (A LIMITED PARTNERSHIP)

                            STATEMENT OF CASH FLOWS
           FOR THE PERIOD FROM JANUARY 1, 1994 TO DECEMBER 29, 1994
                                (IN THOUSANDS)

                                                              DECEMBER 29,
                                                                  1994
                                                              -------------
OPERATING ACTIVITIES:
  Net income (loss).........................................  $     (12,733)
  Adjustments to reconcile net income
   (loss) to net cash provided by
   operating activities:
  Provision for impairment of long lived assets.............         11,504
    Amortization of loan costs..............................            122
    Depreciation and amortization...........................          2,207
  Changes in assets and liabilities:
    Cash in escrow..........................................            (75)
    Accounts receivable.....................................             16
    Inventories.............................................            (32)
    Prepaids and other......................................             93
    Accounts payable, trade.................................             96
    Accrued interest payable................................           (111)
    Accrued expenses........................................             48
    Customer deposits.......................................             40
    Due from related parties................................           (527)
                                                              -------------
        Net cash provided by operating activities...........            648
                                                              -------------
INVESTING ACTIVITIES:
  Purchase of equipment, furniture and fixtures.............           (289)
  Funds restricted for future acquistion of
   property and equipment...................................           (496)
  Restricted funds used for property and equipment..........            289
                                                              -------------
        Net cash used in investing activities...............           (496)
                                                              -------------
FINANCING ACTIVITIES:
  Increase in deferred financing fees.......................            (29)
  Payments on long-term debt................................           (202)
  Payment on capital leases.................................            (56)
                                                              -------------
        Net cash used in financing activities...............           (287)
                                                              -------------
Net decrease in cash and equivalents........................           (135)
Cash and equivalents, beginning of period...................            135
                                                              -------------
Cash and equivalents, end of period.........................  $          --
                                                              =============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:
Cash paid for interest......................................  $       2,357
                                                              =============

  The accompanying notes are an integral part of these financial statements.

                             TROY PARK ASSOCIATES
                            (A LIMITED PARTNERSHIP)

                         NOTES TO FINANCIAL STATEMENTS
                            (DOLLARS IN THOUSANDS)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation

     Troy Park Associates (TPA) is a limited partnership with ITH-THO Associates (ITH-THO), as general partner, and Interstate/Troy Associates (ITA), as limited partner. The partners of ITH-THO are Interstate Hotels Corporation #1018 (IHC #1018), which is owned by a partner of ITA, as general partner, and ITA, as limited partner.

     TPA owns the Troy Marriott Hotel (Hotel) located in Troy, Michigan, which opened in March 1990. The Hotel is a 350-room property operated by Interstate Hotels Corporation #204 (IHC #204), as agent, pursuant to a management agreement effective November 1, 1988. IHC #204 is an affiliate of ITA and ITH-THO. The financial statements include all of the transactions of TPA and of the Hotel.

     On September 30, 1994, a purchase and sale agreement was entered into between TPA and Troy Hotel Investors, L.P. (THI) to sell all the assets of the Hotel, except for approximately $263 in accounts receivable, and all the related liabilities of the Hotel, except for the second mortgage and the advances from partners of $133, to THI for $7,250. The partners of THI are AP-GP Troy Hotel Partners, L.P. (AP-GP) and IHC #1018, as general partners, and AP/Troy Hotel Partners, L.P. (AP/Troy), Hilltop Investment Partnership, L.P. (HIP), and IHC Associates, L.P. (IHA), as limited partners. AP-GP is an affiliate of AP/Troy, the holder of the second mortgage (Note 6). HIP and IHA are affiliates of ITA and ITH-THO. The sale was consummated effective December 30, 1994. The partners intend to dissolve the Partnership in 1995.

     As a result of the sale of the Hotel, TPA recorded a provision for impairment of long-lived assets of $11,504 in the 1994 statement of operations and partners' equity for the difference between the book value of the assets and liabilities sold and the sale price.

     The accompanying financial statements have been prepared for the period from January 1, 1994 to December 29, 1994, the day before the sale of the Hotel. Unless otherwise specified, all references to a year in the financial statements are for the period stated above.

Inventories

     Inventories are stated at the lower of cost or market, with cost determined using the first-in, first-out (FIFO) method of accounting.

Property and Equipment

     Prior to December 29, 1994, property and equipment were recorded at cost and were depreciated primarily on the straight-line method over their estimated useful lives. Expenditures for maintenance and repairs were expensed as incurred. The cost and the related accumulated depreciation applicable to property no longer in service were eliminated from the accounts and any gain or loss thereon was included in operations.

Deferred Expenses

     Deferred expenses consist of loan acquisition costs, initial franchise fees and preopening costs which are being amortized on the straight-line basis over periods ranging from 5 to 25 years.

                             TROY PARK ASSOCIATES
                            (A LIMITED PARTNERSHIP)

                  NOTES TO FINANCIAL STATEMENTS - (CONTINUED)
                            (DOLLARS IN THOUSANDS)


Cash and Cash Equivalents

     For purposes of the statements of cash flows, all unrestricted, highly liquid investments purchased with a maturity of three months or less are considered to be cash equivalents. No collateral or other security is provided on cash deposits, other than $100 of deposits for each financial institution insured by the Federal Deposit Insurance Corporation.

Income Tax Status

     Partnerships are not subject to state and federal income taxes. Accordingly, net income or loss and any available tax credits are allocated to the partners in proportion to their income and loss rates of participation.

Balance Sheet Presentation

     The balance sheet of TPA is presented as unclassified to conform to industry practice for real estate entities.

2.   RELATED PARTY TRANSACTIONS:

     The Hotel is operated as a Marriott Hotel pursuant to a franchise agreement (Agreement) dated July 18, 1989 between IHC #204, as franchisee, and Marriott International, as franchisor. The initial term of the Agreement is 25 years and can be extended, by the mutual consent of the parties and on the then current terms of Marriott International franchise agreements, for five successive five-year terms. The Agreement requires ongoing fees, which comprise royalty expense in the statements of operations and partners' equity, amounting to 6% of room revenues and 3% of certain food and beverage revenues. In addition, other fees paid to Marriott International include a national advertising campaign fee of
 .8% of room revenues, as well as fees for a national reservation system, networking, honored guest awards and other promotional programs. These other fees amounted to approximately $848 in 1994.

     Pursuant to the mortgage payable agreement discussed in Note 6, the management agreement was amended to provide for a management fee of 3% of gross revenues and an incentive fee, payable annually in arrears, of .5% of gross revenues if operating profit before debt service exceeds $3,000. The management fees earned by IHC #204 were approximately $526 in 1994. Incentive fees totaling approximately $83 were earned during 1994.

     Additionally, the management agreement and franchise agreement provide that cash from operations be restricted for the future acquisition or for the replacement of property and equipment based on a percentage of gross hotel revenues each year (3% in 1994). Similar restrictions apply to interest earned on such funds.

     Travel, telephone, legal, computer and other direct expenses approximating $73 were recorded during 1994 for services provided for or expenses incurred on behalf of the Hotel by Interstate Hotels Corporation (IHC), an affiliate of IHC #204.

     Continental Design and Supplies, Inc. (CDS), which is also an affiliate of IHC #204, provides the Hotel with certain services related to the purchase of equipment and gift shop merchandise. In connection with these services, the Hotel is charged a fee based on percentage of the price of equipment purchased and gift shop revenues. Such fees incurred by the Hotel amounted to approximately $6 in 1994.

     At December 29, 1994, noninterest bearing advances amounting to $133 were payable to a current partner and to a former partner of ITA. These advances are payable on demand.

     In 1993, TPA received an advance of $806 from IHC which remained at December 29, 1994. No interest was paid on the advance in 1994. In addition, included in amounts receivable was $166 of amounts advanced to IHC. Such amount was repaid in January 1995.

                             TROY PARK ASSOCIATES
                            (A LIMITED PARTNERSHIP)

                  NOTES TO FINANCIAL STATEMENTS - (CONTINUED)
                            (DOLLARS IN THOUSANDS)


3.    INVENTORIES:

     Inventory as of December 29, 1994 was composed of $33 food, $53 beverage and $62 general supplies.

4.    PROPERTY AND EQUIPMENT:

      Property and equipment consisted of the following at December 29, 1994:

              Land.....................................  $ 3,175
              Building and improvements................   30,566
              Furniture, fixtures and equipment........    5,406
                                                         -------
                                                          39,147
              Less accumulated depreciation............    8,884
              Provision for impairment of
               long-lived assets.......................   10,766
                                                         -------
                                                         $19,497
                                                         =======

     As a result of the sale of the Hotel on December 30, 1994, the Partnership recorded a provision for impairment for the difference between the book value of assets and liabilities sold and the sale price. See Note 1 for further discussion.

5.    DEFERRED EXPENSES:

     The components of deferred expenses at December 29, 1994 and their amortization periods were as follows:

              Preopening costs (5 years)...............  $ 1,192
              Loan acquisition costs (5 to 7 years)....      860
              Franchise fees (25 years)................      105
                                                         -------
                                                           2,157
              Less accumulated amortization............    1,336
              Provision for impairment.................      738
                                                         -------
                                                         $    83
                                                         =======

6.   TERM DEBT AND CAPITAL LEASE OBLIGATIONS:

     Term debt and capital lease obligations consisted of the following at December 29, 1994:

              First mortgage...........................  $12,798
              Second mortgage..........................    7,250
              Capital lease obligations for various
               equipment at imputed....................       10
                                                         -------
                 interest rates of 10.5% to 11%
                  due in 1995..........................   20,058
                                                         =======


     During 1993, TPA borrowed $13,000 on a first mortgage and $7,250 on a second mortgage the proceeds of which were used to extinguish the outstanding principal balance on a term loan and release all collateral and any claims or rights arising under the term loan agreement. The first mortgage accrues interest at a rate of 425 basis points over the LIBOR rate and is payable in varying monthly principal and interest payments. The LIBOR rate in effect at December 29, 1994 was 5.98%. The mortgage obligation matures on January 1, 2001 when all unpaid principal and interest amounts will be due and payable.

                             TROY PARK ASSOCIATES
                            (A LIMITED PARTNERSHIP)

                  NOTES TO FINANCIAL STATEMENTS - (CONTINUED)
                            (DOLLARS IN THOUSANDS)


     The first mortgage agreement also provides for excess cash flow, as defined, to be applied to the prepayment of the debt in the event that certain minimum coverage ratios of net income to debt service expense are not maintained. There were no prepayments required during 1994.

     Additionally, the first mortgage agreement requires TPA to transfer certain amounts into an escrow account to be used for payments of insurance and taxes.

     The second mortgage is with AP/Troy. The second mortgage accrued interest, which was payable quarterly, at 90% of net cash flows, as defined, until such interest rate equaled a rate of 15%; at 75% of net cash flows until such interest rate equaled a rate of 25% and at 65% of net cash flows thereafter. Under the terms of the loan agreement, the second mortgage was convertible to 90% equity interest in the partnership if certain conditions, as described in the mortgage agreement, were met by July 1, 1994. The agreement matured July 1, 1994 and was extended to the earlier of 30 days following the satisfaction of the conditions or January 1, 1995. These conditions were not met and on September 30, 1994, TPA entered into a sales agreement with THI to sell the Hotel. As discussed in Note 1, the Hotel was sold on December 30, 1994 and the note was paid with the proceeds from the sale of the Hotel.

     Two of the partners and an affiliate of one of the partners of TPA have provided certain financial guarantees not to seek protection under bankruptcy or other similar laws.

     The mortgage agreements contain certain restrictive covenants including limitations on the assumption of additional indebtedness, changes in the partnership agreements and changes of the managing agent of the Hotel
(IHC #204).

     The first and second mortgages are collateralized by substantially all of the assets of the Hotel, not specifically collateralizing the capital lease obligations.

     Aggregate scheduled maturities of term debt and capital lease obligations for the next five years ending December 31, 1999 are as follows:

             1995..................................    $ 7,464
             1996..................................        247
             1997..................................        274
             1998..................................        304
             1999..................................        338
             Thereafter............................     11,431
                                                       -------
                                                       $20,058
                                                       =======

7.   OPERATING PROFIT:

     Operating profit, by department, was as follows:


                                                        1994
                                                       -------
             Rooms.................................    $ 7,054
             Food and beverage.....................      1,572
             Gift shop.............................         33
             Telephone.............................        307
             Other.................................        173
                                                       -------
                                                       $ 9,139
                                                       =======

                             TROY PARK ASSOCIATES
                            (A LIMITED PARTNERSHIP)

                   NOTES TO FINANCIAL STATEMENTS-(CONTINUED)
                            (dollars in thousands)

8.   EMPLOYEE BENEFITS:

     The Hotel participated in the following employee benefit plans sponsored by IHC:

     The Interstate Hotels Corporation Employee Health and Welfare Plan (and related Trust) provides employees of IHC and certain of its affiliates including IHC #204 (the Company) with group health insurance benefits. The group policies provide for a "minimum premium plan" whereby IHC is self-insured for certain benefits, subject to certain individual claim and aggregate maximum liability limits.

     For the period January 1, 1994 through July 31, 1994, the Hotel paid a premium to the Trust based on the estimated conventional premium. Effective August 1, 1994, the Hotel paid the premiums directly to IHC. These premiums may be prospectively adjusted to consider actual claims experience. The Hotel incurred expenses of approximately $245 in 1994 related to the plan. The Trust is exempt from federal income tax under Section 501(c)(8) of the Internal Revenue Code as a voluntary employees' beneficiary association.

     The Company maintains a defined contribution savings plan for all employees. Eligibility for participation in the plan is based on the employee's attainment of 21 years of age and on the completion of one year of service with the Company. Employer contributions are based on a percentage of employee contributions. Participants may make voluntary contributions to the plan of up to 6% of their compensation, as defined. The Hotel incurred expenses of approximately $60 in 1994 related to the plan.

     The Company sponsors certain other employee benefit plans, which change from time to time, but generally provide for incentive bonuses and deferred compensation to certain key employees of IHC #204 and the Hotel. These compensation awards are dependent on the Hotel's performance and other established criteria. The Hotel incurred expenses of approximately $150 in 1994 related to these plans.

9.   OPERATING LEASES:

     The Hotel accounts for various equipment leases as operating leases. Total rental expense amounted to approximately $142 in 1994 . The following is a schedule of future minimum lease payments under these leases:

                   YEAR                          AMOUNT
                  ------                        --------
                  1995........................  $     59
                  1996........................        35
                  1997........................        14
                                                --------
                                                $    108
                                                ========