Form 10-Q
period 1997-03-31
PATRIOT AMERICAN HOSPITALITY INC
filed 1997-05-12
CIK 948085

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

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

     The number of shares of common stock, no par value, of Patriot American Hospitality, Inc. outstanding on May 12, 1997 was 44,243,496.

     Exhibit Index is located on page 43.

================================================================================

                       PATRIOT AMERICAN HOSPITALITY, INC.

                                     INDEX

                         PART I - FINANCIAL INFORMATION

                                                                            PAGE
                                                                            ----
ITEM 1.  FINANCIAL STATEMENTS:

PATRIOT AMERICAN HOSPITALITY, INC.:
  Consolidated Balance Sheets as of March 31, 1997 (unaudited) and
     December 31, 1996.....................................................  3
  Consolidated Statements of Operations for the three months ended
     March 31, 1997 and 1996 (unaudited)...................................  4
  Consolidated Statements of Cash Flows for the three months ended
     March 31, 1997 and 1996 (unaudited)...................................  5
  Notes to Consolidated Financial Statements as of March 31, 1997
     (unaudited)...........................................................  6

CHC LEASE PARTNERS:
  Balance Sheets as of March 31, 1997 (unaudited) and December 31, 1996.... 15
  Statements of Operations for the three months ended March 31,
    1997 and 1996 (unaudited).............................................. 16
  Statements of Cash Flows for the three months ended March 31,
    1997 and 1996 (unaudited).............................................. 17
  Notes to Financial Statements as of March 31, 1997 (unaudited)........... 18

NORTHCOAST HOTELS, L.L.C.:
  Balance Sheets as of March 31, 1997 (unaudited) and December 31, 1996.... 20
  Statement of Operations for the three months ended March 31,
    1997 (unaudited)....................................................... 21
  Statement of Cash Flows for the three months ended March 31,
    1997 (unaudited)....................................................... 22
  Notes to Financial Statements as of March 31, 1997 (unaudited)........... 23

PAH RSI, L.L.C.:
  Consolidated Balance Sheet as of March 31, 1997 (unaudited).............. 26
  Consolidated Statement of Operations for the period January 16,
    1997 (inception of operations) through March 31, 1997 (unaudited)...... 27
  Consolidated Statement of Members' Equity for the period January 16,
    1997 (inception of operations) through March 31, 1997 (unaudited)...... 28
  Consolidated Statement of Cash Flows for the period January 16,
    1997 (inception of operations) through March 31, 1997 (unaudited)...... 29
  Notes to Consolidated Financial Statements as of March 31,
    1997 (unaudited)....................................................... 30

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS............................................. 35

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS................................................. 43

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K:
  Exhibits................................................................. 43
  Reports on Form 8-K...................................................... 43

SIGNATURE.................................................................. 44

                                     PART I
ITEM 1.  FINANCIAL STATEMENTS

                       PATRIOT AMERICAN HOSPITALITY, INC.

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                              MARCH 31,      DECEMBER 31,
                                                                                1997            1996
                                                                            -----------      ------------
                                                                            (UNAUDITED)
                               ASSETS
Investment in hotel properties, net of accumulated depreciation of
  $28,275 in 1997 and $19,815 in 1996....................................     $  947,722      $641,825
Cash and cash equivalents, including capital improvement reserves of
  $2,394 in 1997 and $2,458 in 1996......................................          6,271         6,604
Lease revenue receivable.................................................         14,769         5,351
Receivables from selling entities........................................            879           847
Investments in unconsolidated subsidiaries...............................         12,140        11,291
Mortgage notes and other receivables from unconsolidated subsidiaries....         73,622        72,209
Promissory notes and other receivables from Lessees......................         10,189           631
Inventory................................................................          1,821         1,648
Deferred expenses, net of accumulated amortization of $1,144 in 1997
  and $750 in 1996.......................................................          4,297         3,063
Prepaid expenses and other assets........................................         10,188        17,462
                                                                              ----------      --------
     Total assets........................................................     $1,081,898      $760,931
                                                                              ==========      ========

                LIABILITIES AND SHAREHOLDERS' EQUITY
Borrowings under line of credit and mortgage notes.......................     $  466,712      $214,339
Dividends and distributions payable......................................         13,938        13,129
Accounts payable and accrued expenses....................................         10,843        10,117
Due to unconsolidated subsidiaries.......................................          6,098         6,034
Due to PAH RSI, LLC......................................................          2,655            --
Minority interest in Patriot Partnership.................................        127,262        68,562
Minority interest in other partnerships..................................         13,774        11,711
Commitments and contingencies............................................             --            --
Shareholders' equity:
  Preferred stock, no par value, 20,000,000 shares authorized,
     no shares issued and outstanding....................................             --            --
  Common stock, no par value, 200,000,000 shares authorized, shares issued and outstanding were 44,093,496 in 1997
     and 43,613,496 in 1996 (1)..........................................             --            --
  Paid-in capital........................................................        457,178       442,540
  Unearned stock compensation, net of accumulated amortization
     of $1,760 in 1997 and $1,139 in 1996................................        (16,261)       (5,427)
  Retained earnings (distributions in excess of retained earnings).......           (301)          (74)
                                                                              ----------      --------
  Total shareholders' equity.............................................        440,616       437,039
                                                                              ----------      --------
     Total liabilities and shareholders' equity..........................     $1,081,898      $760,931
                                                                              ==========      ========

---------------------
(1) After restatement to reflect the impact of the 2-for-1 stock split effected in the form of a stock dividend distributed on March 18, 1997 to shareholders of record on March 7, 1997.

                            See accompanying notes.

                       PATRIOT AMERICAN HOSPITALITY, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                     THREE MONTHS ENDED
                                                                         MARCH 31,
                                                                    --------------------

                                                                      1997       1996
                                                                    ---------  ---------
Revenue:
  Participating lease revenue......................................  $35,013    $12,371
  Interest and other income........................................      375         92
                                                                     -------    -------
     Total revenue.................................................   35,388     12,463
                                                                     -------    -------

Expenses:
  Real estate and personal property taxes and casualty insurance...    3,201      1,082
  Ground lease expense.............................................      345         77
  General and administrative.......................................    2,782        941
  Interest expense.................................................    7,805        601
  Depreciation and amortization....................................    8,496      2,838
                                                                     -------    -------
     Total expenses................................................   22,629      5,539
                                                                     -------    -------
Income before equity in earnings of unconsolidated subsidiaries
  and minority interest............................................   12,759      6,924
  Equity in earnings of unconsolidated subsidiaries................    1,021      1,362
                                                                     -------    -------
Income before minority interest....................................   13,780      8,286
  Minority interest in Patriot Partnership.........................   (2,232)    (1,158)
  Minority interest in other partnerships..........................     (200)        --
                                                                     -------    -------
Net income applicable to common shareholders.......................  $11,348    $ 7,128
                                                                     =======    =======

Net income per common share (1)....................................    $0.25      $0.24
                                                                     =======    =======

Weighted average number of common shares and common share
  equivalents outstanding (1)......................................   44,552     29,468
                                                                     =======    =======

-------------------------
(1) Amounts for 1996 have been restated to reflect the impact of the 2-for-1 stock split effected in the form of a stock dividend distributed on March 18, 1997 to shareholders of record on March 7, 1997.

                            See accompanying notes.

                       PATRIOT AMERICAN HOSPITALITY, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                            THREE MONTHS
                                                                           ENDED MARCH 31,
                                                                        ---------------------
                                                                           1997       1996
                                                                        ----------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income........................................................... $  11,348   $  7,128
  Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation......................................................     8,467      2,808
     Amortization of unearned stock compensation.......................       621        166
     Amortization of deferred loan costs...............................       330         43
     Amortization of lease inducement costs............................        36         23
     Other amortization................................................        29         30
     Payment of interest on notes receivable from
       unconsolidated subsidiaries.....................................       349      1,064
     Equity in earnings of unconsolidated subsidiaries.................    (1,021)    (1,362)
     Minority interest in income of Patriot Partnership................     2,232      1,158
     Minority interest in income of other partnerships.................       200         --
  Changes in assets and liabilities:
     Lease revenue receivable..........................................    (9,418)       (19)
     Receivables from selling entities.................................       (23)        --
     Receivables from Lessees..........................................       (58)        --
     Prepaid expenses and other assets.................................    (1,751)      (361)
     Accounts payable and other accrued expenses.......................       566     (1,664)
     Due to unconsolidated subsidiaries................................        64        (12)
     Due to PAH RSI, LLC...............................................      (482)        --
                                                                        ---------   --------
          Net cash provided by operating activities....................    11,489      9,002
                                                                        ---------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of hotel properties and related working capital assets...  (191,462)   (38,550)
  Improvements and additions to hotel properties.......................   (17,634)    (1,198)
  Collection of receivables from selling entities......................        10        354
  Prepaid acquisition costs............................................    (2,369)      (503)
  Investment in unconsolidated subsidiaries............................    (1,574)        --
  Investment in promissory notes receivable from Lessees...............    (9,500)        --
  Advances from unconsolidated subsidiaries............................        --      2,009
  Principal payment received on other note receivable..................        --         50
                                                                        ---------   --------
          Net cash used in investing activities........................  (222,529)   (37,838)
                                                                        ---------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under line of credit and mortgage note....................   237,272     40,750
  Repay borrowings under line of credit................................   (13,388)        --
  Payment of deferred loan costs.......................................    (1,627)       (68)
  Payment of other prepaid expenses....................................        --        (58)
  Payment of offering costs............................................       (84)      (305)
  Contribution received from minority interest in other partnerships...     1,863         --
  Redemption of OP Units...............................................      (201)        --
  Dividends and distributions paid.....................................   (13,128)    (8,154)
                                                                        ---------   --------
          Net cash provided by financing activities....................   210,707     32,165
                                                                        ---------   --------
Net (decrease) increase in cash and cash equivalents...................      (333)     3,329
Cash and cash equivalents at beginning of period.......................     6,604      4,769
                                                                        ---------   --------
Cash and cash equivalents at end of period............................. $   6,271   $  8,098
                                                                        =========   ========
Supplemental disclosure of cash flow information:
  Cash paid during the period for interest............................. $   7,421   $    620
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

     Patriot, through its wholly-owned subsidiary, PAH GP, Inc., is the sole general partner and the holder of a 1.0% general partnership interest in Patriot American Hospitality Partnership, L.P. (the "Patriot Partnership"). In addition, Patriot, through its wholly-owned subsidiary, PAH LP, Inc., owns an approximate 82.1% limited partnership interest in the Patriot Partnership as of March 31, 1997.

     At March 31, 1997, Patriot, through the Patriot Partnership and other subsidiaries, owned interests in 54 hotels in 21 states with an aggregate of 12,671 guest rooms.

     Patriot leases each of its hotels, except the Crowne Plaza Ravinia Hotel and the Marriott WindWatch Hotel, which are separately owned through special purpose corporations, to lessees who are responsible for operating the hotels (the "Lessees"). Patriot leases 25 of its hotel investments to CHC Lease Partners for staggered terms of ten to twelve years pursuant to separate participating leases providing for the payment of the greater of base or participating rent, plus certain additional charges, as applicable (the "Participating Leases"). Nine of the hotels are leased to NorthCoast Hotels, L.L.C. ("NorthCoast Lessee") under similar Participating Lease agreements. Six of the hotels are leased to PAH RSI, L.L.C. ("PAH RSI Lessee") under similar Participating Lease agreements. DTR North Canton, Inc. (the "Doubletree Lessee") leases six hotels; Crow Hotel Lessee, Inc. (the "Wyndham Lessee") leases two hotels; Metro Hotels Leasing Corporation ("Metro Lease Partners") leases one hotel and Grand Heritage Leasing, L.L.C. (the "Grand Heritage Lessee") leases three hotels under similar Participating Lease agreements. The Lessees, in turn, have entered into separate agreements with hotel management entities (the "Operators") to manage the hotels. The Crowne Plaza Ravinia Hotel and the Marriott WindWatch Hotel acquisitions were structured without lessees and are managed directly by Holiday Inns, Inc. and Marriott International, Inc., respectively.

     These unaudited consolidated financial statements include the accounts of Patriot, its wholly-owned subsidiaries and the partnerships in which Patriot owns at least 50% controlling interest. All significant intercompany accounts and transactions have been eliminated. These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in Patriot's Annual Report on Form 10-K for the year ended December 31, 1996. Certain prior year amounts have been reclassified to conform to current period presentation.

     On January 30, 1997, the Board of Directors declared a 2-for-1 stock split on Patriot's common stock effected in the form of a stock dividend distributed on March 18, 1997 to shareholders of record on March 7, 1997. All references in the consolidated financial statements to the number of shares, per share amounts, and market prices of Patriot's common stock and options to purchase common stock related to periods prior to the stock split have been restated to reflect the impact of the stock split. The number of units of limited partnership interest in the Patriot Partnership ("OP Units") outstanding did not change after the 2-for-1 stock split. However, the OP Unit conversion factor has changed such that each OP Units subject to redemption will now be redeemed for cash equal to the value of two shares of Patriot's common stock (or, at Patriot's election, Patriot may purchase each OP Unit offered for redemption for two shares of common stock).

                      PATRIOT AMERICAN HOSPITALITY, INC.

                                  (UNAUDITED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("Statement 128"). Statement 128 specifies the computation, presentation and disclosure requirements for basic earnings per share and diluted earnings per share. Management believes that adoption of Statement 128 will not have a material effect on Patriot's earnings per share.

2.  ACQUISITION OF HOTEL PROPERTIES:

     On January 16, and January 17, 1997, Patriot acquired Resorts Limited Partnership, Carefree Resorts Corporation and their assets (the "Carefree Acquisition"). The assets of these entities include a 100% fee interest in The Boulders near Scottsdale, Arizona and The Lodge at Ventana Canyon in Tucson, Arizona, and a 50% partnership interest in the entities that own The Peaks Resort and Spa at Telluride, Colorado and Carmel Valley Ranch in Carmel, California. The four resort properties are collectively referred to as the "Carefree Resorts."

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

     Patriot has leased the Carefree Resorts to PAH RSI Lessee for a period of one year pursuant to separate Participating Lease agreements. PAH RSI Lessee is owned and controlled by certain executive officers of Patriot.

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

     On March 6, 1997, Patriot, through the Patriot Partnership, acquired the 112-room Holiday Inn Redmont Hotel in Birmingham, Alabama for approximately $2,700. The acquisition was financed primarily with funds drawn on the Line of Credit. The hotel is leased to Grand Heritage Lessee for a period of one year pursuant to a Participating Lease agreement.

     In addition, Patriot, through a consolidated partnership (see Note 6), acquired the 230-room Luxford Suites Hotel in Minneapolis, Minnesota for approximately $18,600. The hotel is leased to PAH RSI Lessee for a one-year period pursuant to a Participating Lease agreement. The acquisition of the hotel was financed through a combination of cash and funds drawn on the Line of Credit.

     In March 1997, Patriot paid $475 to NorthCoast Lessee which represents acquisition fees and reimbursement of expenses related to the acquisition of certain hotel properties.

3.  INVESTMENTS IN AND MORTGAGE NOTES RECEIVABLE FROM UNCONSOLIDATED
SUBSIDIARIES:

     In connection with the Carefree Acquisition, Patriot, through the Patriot Partnership, contributed certain assets associated with the Carefree Resorts (including the right to receive certain royalty fees) valued at $1,574 in exchange

                      PATRIOT AMERICAN HOSPITALITY, INC.

                                  (UNAUDITED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

for an approximate 99% non-voting ownership interest in PAH Boulders, Inc., a Virginia corporation. The controlling 1% voting ownership interest in PAH Boulders, Inc. is held by certain executive officers of Patriot.

4.   PROMISSORY NOTES AND OTHER RECEIVABLES FROM LESSEES:

PAH RSI Lessee

     In connection with the Carefree Acquisition, the Patriot Partnership and certain of its subsidiaries acquired certain assets relating to the Carefree Resorts and then sold these assets to PAH RSI Lessee for approximately $2,000. In addition, PAH RSI Lessee acquired from the Patriot Partnership and certain of its subsidiaries certain trade names and the right to receive royalty fees through the issuance of a promissory note for $9,000. The principal amount of the note is due January 17, 2002. Interest at an annual rate of 13% is payable semi-annually commencing July 1, 1997.

NorthCoast Lessee

     In March 1997, the Patriot Partnership advanced $500 to the NorthCoast Lessee for construction of laundry facilities at the Hyatt Regency in Lexington, Kentucky. Interest accrues on the outstanding note balance at a rate of 9.6% per annum. Monthly payments of principal and interest are required in an amount sufficient to pay accrued interest and amortize the principal balance over the three year loan term. The note may be prepaid without penalty.

5.   LINE OF CREDIT AND MORTGAGE NOTES:

     Borrowings under the Line of Credit and Mortgage Notes consist of the following:

                                                     March 31,  December 31,
                                                       1997         1996
                                                     ---------  ------------
Line of credit.....................................   $424,723      $214,339
Mortgage note payable to First National Bank
 of Commerce.......................................     13,500            --
Senior note payable to FINOVA Capital Corporation..     18,758            --
Junior note payable to FINOVA Capital Corporation..      8,830            --
Interest payable to FINOVA Capital Corporation.....        901            --
                                                      --------      --------
                                                      $466,712      $214,339
                                                      ========      ========

Line of Credit

     In January 1997, the maximum amount available under Patriot's revolving credit facility (the "Line of Credit") with PaineWebber Real Estate Securities, Inc. was increased from $250,000 to $475,000, along with certain other modifications provided, however, the maximum amount that Patriot may draw on the Line of Credit will be reduced by $22,000 as a result of the single asset loan related to the Wyndham Greenspoint Hotel. The Line of Credit bears interest on the outstanding balance at a rate per annum equal to 30-day LIBOR plus 1.90%. LIBOR was 5.44% at March 31, 1997 and 5.56% at December 31, 1996. The weighted average interest rate incurred by Patriot under this borrowing during the first quarter of 1997 and 1996 was 7.40% and 7.56%, respectively.

     The Line of Credit requires Patriot to maintain certain financial ratios with respect to liquidity, loan to value and net worth and imposes certain limitations on acquisitions. Patriot is in compliance with such covenants at March 31, 1997. The unused commitment under the Line of Credit at March 31, 1997, is approximately $24,300, subject to certain restrictions and provisions of the Line of Credit Agreement.

                      PATRIOT AMERICAN HOSPITALITY, INC.

                                  (UNAUDITED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

Mortgage Notes

     On January 17, 1997, Patriot, through the Patriot Partnership, obtained financing from the First National Bank of Commerce, New Orleans, Louisiana in the amount of $13,500. The net proceeds from the financing of approximately $13,388 were used to repay the Line of Credit and release the Bourbon Orleans Hotel from the borrowing base of the Line of Credit. The principal amount of the note along with accrued interest is due January 1, 2004. Interest at a rate of LIBOR plus 2% is payable monthly commencing February 1, 1997 through January 1, 1999. Thereafter, monthly payments of principal and interest are due through maturity. The weighted average interest rate incurred by Patriot under this borrowing during the first quarter of 1997 was 7.49%. The note is collateralized by a first mortgage lien on the Bourbon Orleans Hotel.

     In connection with the Carefree Acquisition, Patriot assumed certain mortgage debt in the amount of $28,489 which is collateralized by the property and equipment at The Lodge at Ventana Canyon. The senior and junior notes payable to FINOVA Capital Corporation ("FINOVA") provide for annual interest to accrue at a rate of 6.5% (computed based on stated interest payment amounts); however, through March 1, 1998, actual interest paid is dependent on the attainment of certain levels of annual cash flows, as defined, of The Lodge at Ventana Canyon. Any interest which accrues on the notes which is unpaid during this period is added to the senior note balance. If The Lodge at Ventana Canyon is sold after March 1, 2000 and distributions of the net sales proceeds, as defined, are made to FINOVA in accordance with the terms specified in the related purchase agreement, any remaining unpaid balance on the junior note may be deemed discharged. Except as noted above, all unpaid principal and interest is due upon maturity on March 1, 2005.

     Patriot also has a construction loan available from FINOVA which was assumed in connection with the acquisition of The Lodge at Ventana Canyon. Under the terms of the construction loan agreement, FINOVA is required to loan to Patriot a maximum of $4,500 (approximately 60% of the budgeted construction cost) for the planned expansion of The Lodge at Ventana Canyon. No funds have been drawn under this agreement by Patriot as of March 31, 1997.

6.  MINORITY INTERESTS:

Minority Interest in Patriot Partnership

     During the first quarter of 1997, the Patriot Partnership issued an additional 10,188 OP Units valued at approximately $370 in connection with The Tutwiler Hotel acquisition, and 1,295,077 OP Units valued at approximately $58,662 in connection with the Carefree Resorts acquisition.

     In accordance with their redemption rights, in January 1997 certain partners elected to redeem a total of 4,255 OP Units for a total of $201 in cash (based upon the market price of Patriot's common stock on the effective dates of the redemptions).

     The Patriot Partnership has 3,818,818 OP Units and 662,391 Preferred OP Units outstanding as of March 31, 1997 (excluding OP Units held by Patriot).


Minority Interest in Other Partnerships

     In February 1997, Patriot entered into a partnership agreement in which the Patriot Partnership owns a 90% general partnership interest and DTR PAH Holding, Inc. ("DTR"), an affiliate of Doubletree Hotels Corporation, owns a 10% limited partnership interest. The partnership, PAH-DT Minneapolis Partnership, L.P. ("PAH-DT Minneapolis"), was formed for the purpose of acquiring certain hotel properties.

                      PATRIOT AMERICAN HOSPITALITY, INC.

                                  (UNAUDITED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

     On March 3, 1997, PAH-DT Minneapolis acquired the 230-room Luxford Suites Hotel in Minneapolis, Minnesota for approximately $18,600. The acquisition was financed through cash contributions to the partnership of approximately $16,737 by Patriot Partnership and $1,863 by DTR. Patriot Partnership's contribution was financed primarily with funds drawn on the Line of Credit.

7.  SHAREHOLDERS' EQUITY:

Capital Stock

     On January 30, 1997, Patriot declared a 2-for-1 stock split effected in the form of a stock dividend which was distributed on March 18, 1997 to shareholders of record on March 7, 1997.

     On March 24, 1997, Patriot declared a $0.2625 per common share dividend to holders of record on March 31, 1997. Concurrent with the dividend declaration, the Patriot Partnership authorized distributions in the same amount. The dividend and distributions were paid on April 30, 1997. Patriot paid dividends of $0.24 per common share for the first quarter of 1996.

Stock Grant Awards

     On March 18, 1997, pursuant to Patriot's 1995 Incentive Plan, the Board of Directors awarded 480,000 shares of common stock to two of its executive officers. Patriot has recorded $11,455 (the aggregate value of Patriot's common stock based on the market price at the date of the award) as unearned stock compensation which is being amortized over the vesting period of three to four years. For the first quarters of 1997 and 1996, $621 and $166, respectively, of amortization of stock compensation related to stock grants awarded to Patriot's directors, officers and certain employees is included in general and administrative expense in the accompanying consolidated financial statements.

Stock Option Awards

     In connection with the Carefree Acquisition, on January 17, 1997, certain Carefree owners who are also Carefree employees were granted nonqualified options to purchase an aggregate of 780,000 shares of Patriot common stock at an exercise price of $19.125 (based on the market price of Patriot's common stock on the date the purchase contract with Carefree Resorts was executed after giving effect to the 2-for-1 stock split) as additional consideration for entering into the purchase and sale agreement for the Carefree Resorts. The estimated fair value of the options issued, in the aggregate amount of $3,266, was recorded as additional purchase consideration for the acquisition of the Carefree Resorts. The options to purchase common stock vest annually over a period of four years.

                      PATRIOT AMERICAN HOSPITALITY, INC.

                                  (UNAUDITED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

8.  NONCASH INVESTING AND FINANCING ACTIVITIES:

     In connection with the acquisition of hotel properties, the following assets and liabilities were assumed:

                                                                          1997      1996
                                                                        --------  --------
     Receivables from selling entities................................  $   (19)  $   (78)
     Inventory........................................................     (156)        -
     Prepaid expenses and other assets................................      (23)     (151)
     Mortgage debt....................................................   28,489         -
     Accounts payable and accrued liabilities.........................     (270)      267
     Due to PAH RSI Lessee for working capital liabilities assumed....    3,712         -

     Reclassification of prepaid acquisition costs to property costs..  $11,392     $   -

     Capital lease obligation acquired................................  $   430     $   -

     Issuance of options in connection with the acquisition
       of hotel properties............................................  $ 3,266     $   -

     Issuance of OP Units in connection with the acquisition of
       hotel properties...............................................  $59,032     $4,000

9.  COMMITMENTS AND CONTINGENCIES:

Business Combination

     Patriot has entered into an Agreement and Plan of Merger (the "Merger Agreement") with California Jockey Club ("Cal Jockey") and Bay Meadows Operating Company ("Bay Meadows") pursuant to which, subject to stockholder approval and other conditions, Patriot will merge with and into Cal Jockey (the "Merger"), with Cal Jockey being the surviving company. Cal Jockey's shares of common stock are paired and trade together with the shares of common stock of Bay Meadows as a single unit pursuant to a stock pairing arrangement (referred to herein as a "paired share" ownership structure). Immediately following the Merger, Cal Jockey's name will be changed to Patriot American Hospitality, Inc. ("New Patriot REIT") and Bay Meadows name will be changed to Patriot American Hospitality Operating Company ("New Patriot Operating Company").

     Pursuant to the Merger Agreement, Patriot shareholders will be entitled to receive for each share of common stock, no par value per share, of Patriot held by them at the effective time of the Merger 0.51895 shares of common stock, par value $0.01 per share, of New Patriot REIT and 0.51895 shares of common stock, par value $0.01 per share, of New Patriot Operating Company, which shares will be paired and transferable only as a single unit.

     Upon completion of the Merger and the related transactions, it is anticipated that New Patriot REIT and New Patriot Operating Company will continue the operations of Patriot, Cal Jockey and Bay Meadows within the paired share ownership structure.

Development Fees

     The Carefree Resorts which are leased to PAH RSI Lessee are managed by Resorts Services, Inc., an Arizona corporation. In connection with the acquisition of the Carefree Resorts, Patriot agreed to pay certain executive officers and employees a development fee equal to 3% of the total development cost, as defined, of certain new resort construction.

                      PATRIOT AMERICAN HOSPITALITY, INC.

                                  (UNAUDITED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

Contingencies

     Except as described in Note 11, Patriot currently is not subject to any material legal proceedings or claims nor, to management's knowledge, are any material legal proceedings or claims currently threatened.

10.  PRO FORMA FINANCIAL INFORMATION:

     The following unaudited pro forma condensed consolidated statements of operations of Patriot are presented as if (i) the acquisition of the 54 hotels owned by Patriot as of March 31, 1997, and (ii) the private placement of equity securities and public offering of Patriot's common stock which occurred during 1996 had occurred on January 1, 1996, and the hotels (except the Crowne Plaza Ravinia Hotel and the Marriott WindWatch Hotel) had been leased to the Lessees pursuant to the Participating Leases. These unaudited pro forma condensed consolidated statements of operations are not necessarily indicative of what actual results of operations of Patriot would have been assuming such transactions had been completed as of January 1, 1996, nor do they purport to represent the results of operations for future periods.

                                                                          THREE MONTHS ENDED MARCH 31,
                                                                     ---------------------------------------
                                                                            1997                 1996
                                                                     -------------------  ------------------
                                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenue:
   Participating lease revenue.....................................             $36,551             $35,336
   Interest and other income.......................................                 430                 392
                                                                                -------             -------
       Total revenue...............................................              36,981              35,728
                                                                                -------             -------
Expenses:
   Real estate and personal property taxes and casualty insurance..               3,380               3,365
   Ground lease expense............................................                 345                 335
   General and administrative......................................               3,461               2,158
   Interest expense................................................               8,840               9,011
   Depreciation and amortization...................................               9,064               8,900
                                                                                -------             -------
       Total expenses..............................................              25,090              23,769
                                                                                -------             -------
Income before equity in earnings of unconsolidated subsidiaries
   and minority interest...........................................              11,891              11,959
   Equity in earnings of  unconsolidated subsidiaries..............               1,021               1,185
                                                                                -------             -------
Income before minority interests...................................              12,912              13,144
   Minority interest in Patriot Partnership........................              (2,145)             (2,184)
   Minority interest in other partnerships.........................                (219)               (216)
                                                                                -------             -------
Net income applicable to common shareholders.......................             $10,548             $10,744
                                                                                =======             =======
Net income per common share (1)....................................               $0.23               $0.24
                                                                                =======             =======
Weighted average number of common shares and
   common share equivalents outstanding (1)........................              44,919              44,919
                                                                                =======             =======

----------------------
(1) The 1996 amounts have been restated to reflect the impact of the 2-for-1 stock split effected in the form of a stock dividend distributed on March 18, 1997 to shareholders of record on March 7, 1997.

                      PATRIOT AMERICAN HOSPITALITY, INC.

                                  (UNAUDITED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

11.  SUBSEQUENT EVENTS:

Acquisition of Hotel Properties

     On April 14, 1997, a separate partnership in which the Patriot Partnership holds a 90% general partnership interest and DTR holds a 10% limited partnership interest acquired the 298-room Sheraton Park Place Hotel in Minneapolis, Minnesota for a purchase price of approximately $17,000 in cash. The hotel has been leased to PAH RSI Lessee for a period of one year pursuant to a Participating Lease agreement.

Potential Acquisitions

     On April 14, 1997, Patriot entered into a merger agreement and a related stock purchase agreement (collectively, the "Wyndham Merger Agreement") pursuant to which Wyndham Hotel Corporation ("Wyndham") will merge with and into New Patriot REIT with New Patriot REIT being the surviving company (the "Wyndham Merger"). As a result of the Wyndham Merger, New Patriot REIT will acquire all of the assets and liabilities of Wyndham, including Wyndham's portfolio of 23 owned and leased hotels, with an aggregate of 4,877 rooms, as well as Wyndham's 79 managed and franchised properties and the Wyndham, Wyndham Garden and Wyndham Hotels & Resorts proprietary brand names. Pursuant to the Wyndham Merger Agreement, upon consummation of the Wyndham Merger, each outstanding share of common stock of Wyndham ("Wyndham Common Stock") will be converted into the right to receive 0.712 paired shares of New Patriot REIT common stock and New Patriot Operating Company common stock (the "Wyndham Exchange Ratio"), subject to certain adjustments. In lieu of receiving paired shares, Wyndham stockholders have the right to elect to receive cash (in an amount per share based upon the Wyndham Exchange Ratio, as it may be adjusted, and the average closing price of the paired shares over the five trading days immediately preceding the closing date of the Wyndham Merger) up to a maximum aggregate amount of $100,000. If stockholders holding shares of Wyndham Common Stock with a value in excess of $100,000 elect to receive cash, such cash will be allocated on a pro rata basis among such stockholders. In connection with the execution of the Wyndham Merger Agreement, Patriot also entered into agreements with partnerships affiliated with members of the Trammell Crow family providing for the acquisition by New Patriot REIT of 11 full-service Wyndham-branded hotels with 3,072 rooms for approximately $331,664 in cash, plus approximately $14,000 in additional consideration if two hotels meet certain operations targets (the "Crow Acquisition" and, collectively with the Wyndham Merger, the "Proposed Wyndham Transactions"). The Wyndham Merger and the Crow Acquisition, which will be consummated concurrently, are subject to various conditions including, without limitation, the consummation of the Merger and approval of the Proposed Wyndham Transactions by the stockholders of New Patriot REIT, New Patriot Operating Company and Wyndham. It is currently anticipated that the stockholder meetings to approve the Proposed Wyndham Transactions will occur in the fourth quarter of 1997.

     In addition, Patriot has entered into contracts or letters of intent to purchase 14 hotels with an aggregate of 3,506 rooms for a combined purchase price (excluding closing costs and other acquisition-related expenses) of approximately $268,500. In addition, Patriot has entered into an agreement to acquire Grand Heritage Hotels, a hotel management and marketing company, and other Grand Heritage subsidiaries, including an investment in one hotel property, for a total acquisition price estimated to be approximately $25,250. These acquisitions are subject to a number of conditions including completion of Patriot's due diligence.

Line of Credit

     Patriot is currently in negotiations with certain lenders regarding expanding and replacing the Line of Credit with a new credit facility with availability of up to approximately $1,400,000 (the "New Credit Facility").
This credit facility will consist of a $600,000 revolving line of credit and two term loans (each for $300,000). It is anticipated that these three portions of the New Credit Facility will be secured by substantially all of the assets and properties of Patriot (following the Merger, the assets and properties of New Patriot REIT and New Patriot Operating Company). Additionally, the New Credit Facility will include an additional $200,000 term loan which can be drawn upon in

                      PATRIOT AMERICAN HOSPITALITY, INC.

                                  (UNAUDITED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

connection with the Proposed Wyndham Transactions and the acquisition of certain other properties and may either be secured by specific assets, subordinate to the rest of the New Credit Facility, or unsecured. While negotiations concerning the New Credit Facility are ongoing, there can be no assurance that such a credit facility will be obtained, or if obtained, when it will become effective or available or what the specific terms of such credit facility will be.

Legal Proceedings

     On April 14, 1997, an action styled Kwalbrun v. James D. Carreker, et. al., was filed in the Delaware Court of Chancery in and for New Castle County, purportedly as a class action on behalf of Wyndham stockholders, against Wyndham, Patriot and the members of the Board of Directors of Wyndham. The complaint alleges that the Wyndham Board of Directors breached its fiduciary duties owed to Wyndham's public stockholders in connection with the Board of Directors' approval of the Wyndham Merger. In particular, the complaint alleges that the Wyndham Merger was negotiated at the expense of Wyndham's public stockholders, and that the Wyndham Board of Directors permitted Patriot to negotiate on more favorable terms the Crow Acquisition with members of the Trammell Crow family. Patriot is alleged to have knowingly aided and abetted the alleged breach of fiduciary duties. The complaint seeks to enjoin, preliminarily and permanently, consummation of the Wyndham Merger under the terms presently proposed and also seeks unspecified damages. Patriot denies the allegations in the complaint and expects to defend the action vigorously.

                               CHC LEASE PARTNERS

                                 BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                    MARCH 31, 1997   DECEMBER 31, 1996
                                                                    ---------------  -----------------
                                                                      (UNAUDITED)
                                                ASSETS
Current assets:
     Cash and cash equivalents....................................         $10,368             $11,096
     Accounts receivable, net of allowance for doubtful accounts of $138 and $159 at March 31, 1997 and
       December 31, 1996, respectively............................          11,092               6,895
     Due from affiliates..........................................             537                 341
     Inventories..................................................           2,666               2,588
     Prepaid expenses.............................................           1,801               1,189
                                                                           -------             -------
          Total current assets....................................          26,464              22,109
Investments.......................................................           5,100               5,100
Deposits..........................................................             321                 272
                                                                           -------             -------
       Total assets...............................................         $31,885             $27,481
                                                                           =======             =======

                                   LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
     Accounts payable.............................................         $ 5,207             $ 4,656
     Accrued lease payments due to Patriot American
       Hospitality Partnership, L.P...............................           5,841               3,829
     Due to affiliates............................................             126                  57
     Accrued payroll..............................................           3,305               2,922
     Taxes payable................................................           1,974               1,452
     Guest deposits...............................................           2,218               2,412
     Accrued expenses and other liabilities.......................           3,363               2,611
                                                                           -------             -------
          Total current liabilities...............................          22,034              17,939
Due to Patriot American Hospitality Partnership, L.P..............             799                 809
Lease inducement..................................................           1,509               1,546
                                                                           -------             -------
          Total liabilities.......................................          24,342              20,294
Commitments and contingencies (Note 2)............................              --                  --
Partners' capital.................................................           7,543               7,187
                                                                           -------             -------
          Total liabilities and partners' capital.................         $31,885             $27,481
                                                                           =======             =======

   The accompanying notes are an integral part of these financial statements.

                               CHC LEASE PARTNERS

                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                    THREE MONTHS ENDED
                                                        MARCH 31,
                                                   --------------------
                                                     1997       1996
                                                   ---------  ---------
Revenue:
  Rooms.............................................   $32,216      $24,260
  Food and beverage.................................    11,665        7,998
  Conference center.................................       748          645
  Telephone and other...............................     3,122        2,295
                                                       -------      -------
    Total revenue...................................    47,751       35,198
                                                       -------      -------
Expenses:
  Departmental costs and expenses...................    17,417       12,765
  Participating lease payments......................    15,514       11,918
  General and administrative........................     4,167        2,883
  Repairs and maintenance...........................     2,160        1,544
  Utilities.........................................     1,997        1,496
  Marketing.........................................     4,544        3,174
  Insurance.........................................       254          220
                                                       -------      -------
    Total expenses..................................    46,053       34,000
                                                       -------      -------
    Income before lessee income (expense)...........     1,698        1,198
                                                       -------      -------
  Limited partnership distributions, interest and
     income miscellaneous...........................       345          210
  Management fees...................................      (520)        (597)
  Lessee general and administrative expenses........      (167)        (178)
                                                       -------      -------
     Total lessee expense...........................      (342)        (565)
                                                       -------      -------
     Net income.....................................   $ 1,356      $   633
                                                       =======      =======

The accompanying notes are an integral part of these financial statements.

                              CHC LEASE PARTNERS

                           STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                (IN THOUSANDS)

                                                                          THREE MONTHS ENDED
                                                                               MARCH 31,
                                                                          ------------------
                                                                            1997       1996
                                                                          -------    -------
Cash flows from operating activities:
   Net income...........................................................  $ 1,356    $   633
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Recognition of lease inducement..................................      (37)       (23)
       Provision for losses on accounts receivable......................       17         46
  Changes in assets and liabilities:
  (Increase) decrease in:
       Accounts receivable..............................................   (4,208)      (897)
       Due from affiliates..............................................     (196)        --
       Inventories......................................................      (15)       255
       Prepaid expenses.................................................     (648)      (500)
       Deposits.........................................................       --        (44)
  Increase (decrease) in:
       Accounts payable.................................................      551         51
       Accrued lease payments due to Patriot American
          Hospitality Partnership, L.P..................................    2,012         19
       Due to affiliates................................................       69        373
       Accrued payroll..................................................      383         52
       Taxes payable....................................................      522        239
       Guest deposits...................................................     (205)       871
       Accrued expenses and other liabilities...........................      664       (674)
                                                                          -------    -------
Net cash provided by operating activities...............................      265        401
                                                                          -------    -------

Cash flows from investing activities:
  Acquired cash from new operating leases...............................        7        736
                                                                          -------    -------
Net cash provided by investing activities...............................        7        736
                                                                          -------    -------

Cash flows from financing activities:
  Partnership distribution..............................................   (1,000)      (340)
                                                                          -------    -------
Net cash used by financing activities...................................   (1,000)      (340)
                                                                          -------    -------

Net (decrease) increase in cash and cash equivalents....................     (728)       797
Cash and cash equivalents at beginning of period........................   11,096      9,385
                                                                          -------    -------
Cash and cash equivalents at end of period..............................  $10,368    $10,182
                                                                          =======    =======

Supplemental Schedule of Non-Cash Investing and Financing Activities:

Assumption of assets and liabilities upon consummation of
   participating lease agreements with Patriot American
   Hospitality Partnership, L.P.:
     Acquired cash......................................................  $     7    $   736
     Accounts receivable................................................        5         --
     Inventories........................................................       63        336
     Prepaid expenses...................................................       13         68
     Due to Patriot American Hospitality Partnership, L.P...............      (63)      (320)
     Guest deposits.....................................................      (11)      (820)
     Accrued expenses and other liabilities.............................      (14)        --
                                                                          -------    -------
     Net assets.........................................................  $  --      $   --
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

     CHC Lease Partners began operating the twenty initial hotels on October 2, 1995. During 1996 and 1997, CHC Lease Partners and the Patriot Partnership entered into additional operating leases for five hotels acquired by the Patriot Partnership. The leases are substantially similar to the other lease agreements between CHC Lease Partners and the Patriot Partnership. At March 31, 1997, CHC Lease Partners leases twenty-five hotels.

     The hotels are leased by the Patriot Partnership to CHC Lease Partners under separate participating operating lease agreements which contain cross-default provisions. These leases, which require CHC Lease Partners to maintain minimum levels of net worth and working capital, have terms ranging from ten to twelve years and require payment of the greater of (1) minimum base rent or (2) participating rent based upon certain percentages of room revenue, food and beverage revenue, conference center revenue and telephone and other revenues of each of the hotels.

     The hotels leased by CHC Lease Partners consist of nineteen full service hotels, four limited service hotels, one executive conference center and one resort. Twenty-one of the twenty-five hotels are operated under franchise licenses with nationally recognized hotel companies. The cost of obtaining the franchise licenses is paid by the Patriot Partnership while continuing franchise fees are paid by CHC Lease Partners. Franchise and related fees generally range from 3.5% to 8.0% of room revenues for hotels under franchise licenses.

     These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month periods ended March 31, 1997 and 1996 are not necessarily indicative of the results that may be expected for the years ended December 31, 1997 and 1996, respectively. For further information, refer to the CHC Lease Partners financial statements and footnotes thereto included in the Annual Report on Form 10-K of Patriot American Hospitality, Inc. for the year ended December 31, 1996.

2.  COMMITMENTS AND RELATED PARTY TRANSACTIONS:

     Under the participating lease agreements for the twenty intial hotels, CHC Lease Partners is obligated to return the inventory to the Patriot Partnership at the end of each lease term less a total of $1,000, which is accounted for as a lease inducement. Additionally, a lease inducement of $685 was received in 1996 related to leasing one resort property. These lease inducements are recorded as reductions on a straight-line basis to participating lease payments over the lives of the participating lease agreements. Exclusive of the lease inducements, CHC Lease Partners incurred base rents of $9,515 and $7,321 and participating rents of $6,036 and $4,620 for the three months ended March 31, 1997 and 1996, respectively. CHC Lease Partners owed the Patriot Partnership $5,841 and $3,829 at March 31, 1997 and December 31, 1996, respectively, for lease payments due under the terms of the participating leases. Lease inducements were $1,509 and $1,546 and inventory due to the Patriot Partnership was $799 and $809 at March 31, 1997 and December 31, 1996, respectively.

     CHC Lease Partners entered into management agreements with hotel management subsidiaries of CHC and GAH-II, L.P. ("GAH"), an affiliate of CHC and the Gencom group of companies, to perform all management functions necessary to operate 24 of the 25 hotels leased by CHC Lease Partners. The terms of these agreements range from ten to twelve years with management fees due based upon a percentage of gross revenue of each of the hotels. The fees under these management agreements are subordinate to CHC Lease Partners' obligations to the Patriot Partnership under the participating lease agreements. If, after payment of management fees at the contract rate, CHC Lease Partners would incur an operating loss under any of the participating lease agreements in any year, CHC and GAH would be required to refund and forego management fees for each of the hotels which are deficient in participating lease payments up to the amount of the operating loss. If after the management fees are refunded and foregone, CHC Lease Partners would still incur an operating loss under any of the participating lease agreements, CHC and GAH would be required to pay CHC Lease Partners up to 50% of the management fees earned by CHC and GAH, respectively. Management fees incurred under these management agreements were $441 and $516 for the three months ended March 31, 1997 and 1996, respectively. These management fees are net of management fees refunded and foregone by CHC and GAH of $782 and $297 for the three months ended March 31, 1997 and 1996, respectively. Included in due to (from) affiliates

                              CHC LEASE PARTNERS

                                  (UNAUDITED)
                            (DOLLARS IN THOUSANDS)

were amounts for management fees under these management agreements due from CHC of $305 and $300 and due from GAH of $232 and $41 at March 31, 1997 and December 31, 1996, respectively.

     CHC Lease Partners fully reimburses CHC for office space it occupies within the corporate offices of CHC and for the payroll and related costs CHC and GAH incur on behalf of CHC Lease Partners. These costs amounted to $239 and $149 for the three months ended March 31, 1997 and 1996, respectively. At March 31, 1997 and December 31, 1996, CHC Lease Partners owed CHC and GAH in the aggregate $126 and $57, respectively, which is included in due to affiliates.

     During the three months ended March 31, 1997 and 1996, CHC Lease Partners made distributions to its partners of $1,000 and $340, respectively.

3.  PRO FORMA FINANCIAL INFORMATION:

     The unaudited pro forma statements of operations are presented as if the leases and the operation of the twenty-five hotels had commenced on January 1, 1996. The unaudited pro forma statements of operations are not necessarily indicative of what the actual results of operations of CHC Lease Partners would have been assuming such operations had commenced as of January 1, 1996, nor do they purport to represent the results of operations for future periods. Pro forma lessee expenses include management fees, estimated lessee overhead expenses, distribution income on 250,001 units of limited partnership interest in the Patriot Partnership and interest income associated with working capital balances. No pro forma interest income associated with working capital balances has been included.

                                    THREE MONTHS ENDED MARCH 31,
                                    ----------------------------
                                        1997           1996
                                    -------------  -------------
                                           (IN THOUSANDS)
Revenue:
 Rooms............................        $32,318        $31,528
 Food and beverage................         11,704         11,457
 Conference center................            748            645
 Telephone and other..............          3,126          3,658
                                          -------        -------
  Total revenue...................         47,896         47,288
                                          -------        -------
Expenses:
 Departmental costs and expenses..         17,480         17,783
 Participating lease payments.....         15,596         15,409
 General and administrative.......          4,181          4,021
 Repairs and maintenance..........          2,167          2,118
 Utilities........................          2,006          2,025
 Marketing........................          4,557          4,240
 Insurance........................            255            317
                                          -------        -------
  Total expenses..................         46,242         45,913
                                          -------        -------
Income before lessee expenses.....          1,654          1,375
Lessee expenses...................            305            624
                                          -------        -------
 Net income.......................        $ 1,349        $   751
                                          =======        =======


                            NORTHCOAST HOTELS, L.L.C.

                                 BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                        MARCH 31,       DECEMBER 31,
                                                                                          1997             1996
                                                                                       -----------      ------------
                                                                                       (UNAUDITED)
                                     ASSETS
Current assets:
   Cash and cash equivalents............................................................. $1,817        $1,756
   Accounts receivable, net of allowance for doubtful accounts of $38 and
       $43 at March 31, 1997 and December 31, 1996, respectively.........................  3,967         4,224
   Receivable from Patriot American Hospitality Partnership, L.P.........................    182           245
   Inventories...........................................................................    309           320
   Prepaid expenses......................................................................    460           387
   Other assets..........................................................................    812           792
                                                                                          ------        ------
          Total current assets...........................................................  7,547         7,724
Deferred assets, net of accumulated amortization of $47 and $33 at
       March 31, 1997 and December 31, 1996, respectively................................    518           500
Investments..............................................................................    825           825
Cash held in trust.......................................................................    172            --
Construction in progress.................................................................    330            --
                                                                                          ------        ------
          Total assets................................................................... $9,392        $9,049
                                                                                          ======        ======

                    LIABILITIES AND MEMBERS' EQUITY
Current liabilities:
   Accounts payable...................................................................... $2,269        $2,064
   Accrued rent due to Patriot American Hospitality Partnership, L.P.....................  1,622           943
   Due to affiliates.....................................................................    199           113
   Accrued payroll and benefits..........................................................  1,683         2,088
   Guest deposits........................................................................    203           155
   Accrued expenses and other liabilities................................................  1,030           986
   FF&E reserve due to Patriot American Hospitality Partnership, L.P.....................     13           415
                                                                                          ------        ------
          Total current liabilities......................................................  7,019         6,764
Note payable to Patriot American Hospitality Partnership, L.P............................    500            --
Due to Patriot American Hospitality Partnership, L.P.....................................    242           242
                                                                                          ------        ------
          Total liabilities..............................................................  7,761         7,006
Commitments and contingencies............................................................     --            --
Members' equity..........................................................................  1,631         2,043
                                                                                          ------        ------
          Total liabilities and members' equity.......................................... $9,392        $9,049
                                                                                          ======        ======

                            See accompanying notes.

                           NORTHCOAST HOTELS, L.L.C.

                            STATEMENT OF OPERATIONS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                   THREE
                                                   MONTHS
                                                   ENDED
                                                 MARCH 31,
                                                    1997
                                                 ----------
Revenue:
   Rooms.......................................... $ 9,912
   Food and beverage..............................   4,792
   Telephone and other............................     944
                                                   -------
       Total revenue..............................  15,648
                                                   -------

Expenses:
   Departmental costs and other expenses..........   6,806
   Participating lease payments...................   4,683
   General and administrative.....................   1,408
   Ground lease expense...........................     320
   Repairs and maintenance........................     911
   Utilities......................................     586
   Marketing......................................   1,248
                                                   -------
       Total expenses.............................  15,962
                                                   -------
       Loss before lessee income (expense)........    (314)
                                                   -------
   Dividend and interest income...................      56
   Service fee income.............................     422
   Management fees................................    (471)
   Depreciation and amortization..................     (14)
   Lessee general and administrative expenses.....     (91)
                                                   -------
       Total lessee income (expense)..............     (98)
                                                   -------
       Net loss................................... $  (412)
                                                   =======

                            See accompanying notes.

                           NORTHCOAST HOTELS, L.L.C.

                            STATEMENT OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                      THREE MONTHS
                                                                                          ENDED
                                                                                        MARCH 31,
                                                                                          1997
                                                                                      -------------
Cash flows from operating activities:
   Net loss................................................................................ $ (412)
   Adjustments to reconcile net loss to net cash provided by operating activities:
       Depreciation and amortization.......................................................     14
   Changes in assets and liabilities:
       Accounts receivable.................................................................    257
       Inventories.........................................................................     11
       Prepaid expenses and other assets...................................................    (74)
       Accounts payable....................................................................    300
       Accrued rent due to Patriot American Hospitality Partnership, L.P...................    679
       Due to affiliates...................................................................     86
       Accrued payroll and benefits........................................................   (405)
       Guest deposits......................................................................     48
       Accrued expenses and other liabilities..............................................    127
       FF&E Reserve due to Patriot American Hospitality Partnership, L.P...................   (402)
                                                                                            ------
Net cash provided by operating activities..................................................    229
                                                                                            ------

Cash flows from investing activities:
   Purchases of equipment and leasehold improvements.......................................   (334)
   Cash held in trust......................................................................   (172)
   Payment for capital improvements on behalf of owner.....................................    (31)
   Payment of organization costs and capitalized lease costs...............................    (32)
   Payment for deferred purchase consideration.............................................    (16)
                                                                                            ------
Net cash used in investing activities......................................................   (585)
                                                                                            ------

Cash flows from financing activities:
   Proceeds from issuance of note..........................................................    500
   Distributions...........................................................................    (83)
                                                                                            ------
Net cash provided by financing activities..................................................    417
                                                                                            ------
Net increase in cash and cash equivalents..................................................     61
Cash and cash equivalents at beginning of period...........................................  1,756
                                                                                            ------
Cash and cash equivalents at end of period................................................. $1,817
                                                                                            ======

                            See accompanying notes.

                           NORTHCOAST HOTELS, L.L.C.

                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)



1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     NorthCoast Hotels, L.L.C. ("NorthCoast Lessee"), a Washington limited liability company, was formed January 10, 1996 to lease and operate certain hotels owned by Patriot American Hospitality Partnership, L.P. (the "Patriot
Partnership").   NorthCoast Lessee will continue for a term of fifty years
unless terminated earlier pursuant to the terms of the limited liability company agreement. In general, members are not individually liable for any debts or losses of NorthCoast Lessee that exceed their respective capital contribution, and losses are generally allocated to the members in proportion to their capital contributions.

     NorthCoast Lessee began leasing five hotels on April 2, 1996. During 1996, NorthCoast Lessee and the Patriot Partnership entered into additional operating leases for four hotels which were acquired by the Patriot Partnership. At March 31, 1997, NorthCoast Lessee leased nine hotels.

     Each hotel is leased by the Patriot Partnership to NorthCoast Lessee under separate participating operating lease agreements. Eight of the nine hotel leases contain cross-default provisions. These leases, which have an average term of eleven years, require NorthCoast Lessee to maintain a minimum net worth, a minimum level of cash, and adequate working capital, (as those terms are defined) and require payment of the greater of (1) minimum base rent or (2) participating rent based upon certain percentages of room revenue, food and beverage revenue, and telephone and other revenues of each of the hotels, plus certain additional charges, as applicable.

  These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the NorthCoast Hotels, L.L.C. financial statements and footnotes thereto included in the Annual Report on Form 10-K of Patriot American Hospitality, Inc. for the year ended December 31, 1996.

2.  MEMBERS' EQUITY:

Initial Capitalization

     Each of the four members is required to contribute $825 to NorthCoast Lessee. Contributions can be in the form of cash or other property. At March 31, 1997, cash contributions of $1,475 and OP Units of $825 have been received.

     Two members contributed notes receivable totaling $1,050 which bear interest at 7% per annum. One note, which is unsecured, is due in two installments, with $50 paid July 31, 1996 and the balance due May 31, 1997. The other note is due October 31, 1998, and can be paid with either cash or OP Units. This note is secured by an approximate 12.6% interest in LeParc Investment Group, LLC. These notes receivable from members have been offset against members' equity in the accompanying financial statements.

Minimum Net Worth

     Under the terms of the participating lease agreements, NorthCoast Lessee is required to maintain minimum net worth, as defined, equal to 20% of the projected annual lease payments for all hotels leased, subject to certain agreed upon adjustments. The minimum net worth must be composed of certain components in specified minimum amounts, including at least 15% in cash or certain cash equivalents. No more than 25% of the minimum net worth can be composed of a promissory note secured by an interest in LeParc Investment Group, LLC. NorthCoast Lessee is also required to maintain ownership of shares of common stock of Patriot or units of limited partnership interest of the Patriot Partnership.

3.  COMMITMENTS AND RELATED PARTY TRANSACTIONS:

     NorthCoast Lessee incurred rents of $4,683 during the three months ended March 31, 1997, consisting of $3,902 in base rents, $490 in participating rents, and $291 in additional rent. At March 31, 1997 and December 31, 1996, NorthCoast Lessee owed the Patriot Partnership $1,622 and $943, respectively, for rents under the terms of the participating leases.

                           NORTHCOAST HOTELS, L.L.C.

                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


  Under the participating lease agreements, NorthCoast Lessee is obligated to return to the Patriot Partnership the inventory at each of the hotels at the end of the related lease term. As of March 31, 1997, the balance of the inventory due to the Patriot Partnership was $242. In addition, two of the hotels are managed by Hyatt Corporation ("Hyatt"). Under the terms of the hotel management agreements, Hyatt funds a percentage of the hotel gross revenues to a reserve account for furniture, fixtures and equipment (the "FF&E Reserve"), which is payable to the Patriot Partnership to make improvements to the hotels. At March 31, 1997 and December 31, 1996, the FF&E Reserve payable to the Patriot Partnership was $13 and $415, respectively.

  NorthCoast Lessee pays WestCoast Hotels for office space it occupies within the corporate offices of WestCoast Hotels and for the payroll and related costs WestCoast Hotels administers on behalf of NorthCoast Lessee. The amount paid to WestCoast Hotels for these costs was $6 for the three months ended March 31, 1997.

  NorthCoast Lessee borrowed $500 from the Patriot Partnership on March 13, 1997 (the "Note") for the construction of a laundry facility at the Hyatt Regency Lexington. The Note bears interest at 9.6% per annum, requires monthly payments of principal and interest commencing June 1, 1997 and is due March 13, 1999.

  Construction in progress consists of direct costs and capitalized interest and are recorded at cost. As of March 31, 1997, NorthCoast Lessee had capitalized $330 related to this project and held $172 in cash restricted to expenditures related to the project.

  Service fee income consists of fees received for acquisition, project development and renovation services provided to the Patriot Partnership net of reimbursed expenses of $53. NorthCoast Lessee received $475 for such services during the three months ended March 31, 1997.

                           NORTHCOAST HOTELS, L.L.C.

                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


4.  PRO FORMA FINANCIAL INFORMATION:

     The following unaudited pro forma statement of operations for the three months ended March 31, 1996 is presented as if the leases and the operation of the nine hotels leased by NorthCoast Lessee had commenced on January 1, 1996. The unaudited pro forma statement of operations is not necessarily indicative of what the actual results of operations of NorthCoast Lessee would have been assuming such operations had commenced as of January 1, 1996, nor do they purport to represent the results of operations for future periods. Pro forma lessee expenses represent management fees and estimated lessee overhead expenses and exclude pro forma dividend income on 31,074 units of limited partnership interest of the Patriot Partnership and pro forma interest income associated with working capital balances.

                                       THREE MONTHS
                                          ENDED
                                        MARCH 31,
                                           1996
                                      --------------
                                      (IN THOUSANDS)
Revenue:
   Rooms............................        $ 9,390
   Food and beverage................          4,374
   Telephone and other..............            900
                                            -------
       Total revenue................         14,664
                                            -------
Expenses:
   Departmental costs and expenses..          6,505
   Participating lease payments.....          4,232
   General and administrative.......          1,552
   Ground lease expense.............            289
   Repairs and maintenance..........            898
   Utilities........................            597
   Marketing........................          1,196
   Insurance........................             93
                                            -------
       Total expenses...............         15,362
                                            -------
Loss before lessee expenses.........           (698)
Lessee expenses.....................            417
                                            -------
   Net loss.........................        $(1,115)
                                            =======

                                PAH RSI, L.L.C.

                           CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                             MARCH 31,
                                                                               1997
                                                                             ---------
                                 ASSETS
Current assets:
  Cash and cash equivalents................................................... $16,637
  Accounts receivable, net of allowance for doubtful accounts of $1...........   3,485
  Due from Patriot American Hospitality Partnership, L.P and affiliates.......   2,655
  Due from Resorts Services, Inc..............................................     382
  Inventories.................................................................   3,246
  Prepaid expenses and other assets...........................................   1,770
                                                                               -------
    Total current assets......................................................  28,175
Organizational costs, net of accumulated amortization of $1...................      34
Tradenames, net of accumulated amortization of $62............................   8,937
Deposits......................................................................     332
                                                                               -------
    Total assets.............................................................. $37,478
                                                                               =======

                     LIABILITIES AND MEMBERS' EQUITY
Current Liabilities:
  Accounts payable............................................................ $ 1,213
  Accrued rent due to Patriot American Hospitality Partnership, L.P...........   5,879
  Accrued expenses and other liabilities......................................   6,163
  Accrued interest............................................................     237
  Guest and other deposits....................................................   6,498
                                                                               -------
    Total current liabilities.................................................  19,990
Due to selling entities.......................................................   5,276
Note payable to Patriot American Hospitality Partnership, L.P.................   9,000
                                                                               -------
    Total liabilities.........................................................  34,266
Commitments and contingencies.................................................      --
Members' equity...............................................................   3,212
                                                                               -------
    Total liabilities and members' equity..................................... $37,478
                                                                               =======

                            See accompanying notes.

                                PAH RSI, L.L.C.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                    JANUARY 16,
                                                 1997 (INCEPTION
                                                  OF OPERATIONS)
                                                     THROUGH
                                                     MARCH 31,
                                                       1997
                                                 -----------------
Revenue:
   Rooms................................................. $11,129
   Food and beverage.....................................   4,981
   Telephone and other revenue...........................   3,175
   Club, club membership and spa revenue.................   8,013
   Shopping center revenue...............................     363
   Royalty revenues......................................     382
                                                          -------
       Total revenue.....................................  28,043
                                                          -------

Expenses:
   Departmental costs and other expenses.................   9,786
   Participating lease payments..........................   8,015
   General and administrative............................   1,611
   Repairs and maintenance...............................   1,812
   Utilities.............................................     706
   Marketing.............................................   1,055
   Interest expense......................................     237
   Insurance.............................................     104
                                                          -------
       Total expenses....................................  23,326
                                                          -------
       Income before lessee expenses.....................   4,717
                                                          -------
   Management fees.......................................  (1,342)
   Amortization..........................................     (63)
   Lessee general and administrative expenses............    (100)
                                                          -------
       Total lessee expenses.............................  (1,505)
                                                          -------
       Net income........................................ $ 3,212
                                                          =======

                            See accompanying notes.

                                PAH RSI, L.L.C.

                   CONSOLIDATED STATEMENT OF MEMBERS' EQUITY
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                           JANUARY 16, 1997
                                             (INCEPTION OF
                                              OPERATIONS)
                                                THROUGH
                                               MARCH 31,
                                                 1997
                                           ---------------

Initial capitalization at inception..           $ 4,110
Notes receivable from members........            (4,110)
Net income...........................             3,212
                                                -------
Balance, March 31, 1997..............           $ 3,212
                                                =======

                            See accompanying notes.

                                PAH RSI, L.L.C.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                           JANUARY 16,
                                                                                        1997 (INCEPTION
                                                                                         OF OPERATIONS)
                                                                                             THROUGH
                                                                                            MARCH 31,
                                                                                              1997
                                                                                        -----------------

Cash flows from operating activities:
   Net income................................................................................... $ 3,212
   Adjustments to reconcile net income to net cash provided by operating activities:
       Provision for losses on accounts receivable..............................................       1
       Amortization.............................................................................      63
   Increase in assets and liabilities:
       Accounts receivable......................................................................  (2,733)
       Due from Patriot American Hospitality Partnership, L.P...................................   1,058
       Due from Resorts Services, Inc...........................................................    (382)
       Inventories..............................................................................  (1,489)
       Prepaid expenses and other assets........................................................      19
       Other Assets.............................................................................    (332)
       Accounts payable.........................................................................   1,112
       Accrued lease payments due to Patriot American Hospitality Partnership, L.P..............   5,879
       Accrued expenses and other liabilities...................................................    (573)
       Accrued interest.........................................................................     237
       Guest and other deposits.................................................................     988
       Due to selling entities..................................................................   5,276
                                                                                                 -------
Net cash provided by operating activities                                                         12,336
                                                                                                 -------
Cash flows from investing activities:
   Payment for organizational costs.............................................................     (35)
   Cash acquired at inception...................................................................   4,336
                                                                                                 -------
Net cash used in investing activities...........................................................   4,301
                                                                                                 -------

Net increase in cash and cash equivalents.......................................................  12,301
                                                                                                 -------
Cash and cash equivalents at end of period...................................................... $16,637
                                                                                                 =======

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
   Contribution of member notes receivable...................................................... $ 4,110
                                                                                                 =======
   Issuance of note payable to Patriot American Hospitality,
   L.P. purchase of tradename................................................................... $ 9,000
                                                                                                 =======
   Operating liabilities assumed in exchange for receivables from Patriot American
       Hospitality Partnership, L.P............................................................. $ 3,712
                                                                                                 =======

                            See accompanying notes.

                                PAH RSI, L.L.C.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

ORGANIZATION

  PAH RSI, L.L.C. (the "PAH RSI Lessee"), a Delaware limited liability company, was formed on January 16, 1997 to lease and operate certain hotels owned by Patriot American Hospitality Partnership, L.P. (the "Patriot Partnership"). At March 31, 1997, Patriot American Hospitality, Inc. ("Patriot"), through its subsidiaries, owns approximately 83.1% of the Patriot Partnership. PAH RSI Lessee, is owned jointly by Messrs. Thomas W. Lattin, Rex E. Stewart and Michael Murphy, each of whom is an executive officer of Patriot. PAH RSI Lessee will continue for a term of 49 years unless terminated earlier pursuant to the terms of the limited liability company agreement. In general, members are not personally liable for any debts or losses of PAH RSI Lessee that exceed their respective capital contribution, except as discussed in Note 5, and losses are generally allocated to the members in proportion to their capital contributions.

  PAH RSI Lessee commenced operations and began leasing two resort properties from the Patriot Partnership on January 16, 1997. On January 17, 1997, January 29, 1997 and March 14, 1997, PAH RSI Lessee and the Patriot Partnership entered into four additional operating leases for two additional resort properties and two hotels which were acquired by the Patriot Partnership. At March 31, 1997, PAH RSI Lessee leased six hotels as follows:

             Property Name                 Location          Guest Rooms
-----------------------------------  ----------------------  -----------
     Resorts:
      Carmel Valley Ranch            Carmel, California              100
      The Boulders                   Scottsdale, Arizona             160
      The Lodge at Ventana Canyon    Tucson, Arizona                  49
      The Peaks Resort and Spa       Telluride, Colorado             177
     Full-service hotels:
      Radisson Hotel                 Northbrook, Illinois            313
      Luxford Suites Hotel           Minneapolis, Minnesota          230


  Each hotel is leased by the Patriot Partnership to PAH RSI Lessee for one-year terms under separate participating operating lease agreements. These leases, which require PAH RSI Lessee to maintain a minimum net worth and adequate working capital, require payment of the greater of (1) minimum base rent or (2) participating rent based upon certain percentages of room revenue, food and beverage revenue, and telephone and other revenues of each of the hotels, plus certain additional charges, as applicable.

  These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period January 16, 1997 (inception of operations) through March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. Significant accounting policies are summarized below.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

  The consolidated financial statements include the accounts of PAH RSI Lessee and its wholly-owned subsidiaries, Boulders Carefree Sewer Corporation, BJV Realty, Inc., and The Peaks Real Estate Services, Inc. All significant intercompany accounts and transactions have been eliminated.

Cash and Cash Equivalents

  All highly liquid investments with an original maturity date of three months or less when purchased are considered to be cash equivalents.

                                PAH RSI, L.L.C.

                                  (UNAUDITED)
                     (in thousands, except per share data)

Inventories

  Inventories, consisting of food, beverages, china, linens, silverware, glassware, and gift and golf shop merchandise, are principally stated at the lower of cost (generally first-in, first-out) or market.

Tradenames

  Tradenames are stated at cost and are amortized using the straight-line method over a 40-year estimated useful life.

Organization costs

  Organization costs are being amortized using the straight-line method over five years.

Revenue Recognition

  Revenue is recognized upon performance of hotel-related services and delivery of food and beverages. Credit evaluations are performed and an allowance for doubtful accounts is provided against accounts receivable which are estimated to be uncollectible.

Use of Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Management believes that the actual results will not differ materially from the estimates used in preparing the financial statements.

Income Taxes

  Under the provisions of the Internal Revenue Code and applicable state income tax law, PAH RSI Lessee is taxed as a limited liability company, an entity which is taxed in the same manner as a partnership and, therefore, is not subject to taxation on income. The federal and state income tax consequences of PAH RSI Lessee's profits and losses accrue to the limited liability company members.

2.  TRADENAMES:

  PAH RSI Lessee acquired certain tradenames or licensing rights to certain tradenames, including the Carefree(R) and Boulders(R) trademarks, simultaneously with the Patriot Partnership's acquisition of the four Carefree Resort properties. The acquisition of the tradenames and licensing rights was financed by a promissory note in the amount of $9,000 payable to a subsidiary of the Patriot Partnership (see Note 3). PAH RSI Lessee has assigned certain of these licensing rights to Resorts Services, Inc. ("RSI"), an Arizona corporation. Substantially all of the economic interests in RSI are owned individually by the members of PAH RSI Lessee (see Note 4).

3.  NOTES PAYABLE:

  In connection with the acquisition of certain tradenames and licensing rights, on January 17, 1997, PAH RSI Lessee issued a promissory note in the amount of $9,000 payable to a subsidiary of the Patriot Partnership. The principal amount of the note is due January 17, 2002. Interest at an annual rate of 13% is payable semi-annually commencing July 1, 1997.

4.  COMMITMENTS AND RELATED PARTY TRANSACTIONS:

Participating Lease Commitments

  At March 31, 1997, PAH RSI Lessee has future lease commitments to the Patriot Partnership under the participating lease agreements through March 1998.
Minimum future rental payments under these operating leases for the remainder of the lease terms aggregate approximately $12,241. PAH RSI Lessee incurred base rents of $2,840 and participating rents of $5,175 for the period January 16, 1997 through March 31, 1997. At March 31, 1997, PAH RSI Lessee owed the Patriot Partnership $5,879 for rents under the terms of the participating leases.

                                PAH RSI, L.L.C.

                                  (UNAUDITED)
                     (in thousands, except per share data)

  The Patriot Partnership has the right to terminate all participating lease agreements with PAH RSI Lessee. In the event such termination occurs, Patriot will be obligated to pay PAH RSI Lessee the fair market value of the leasehold interests. In addition, in the event of such termination, Patriot intends to acquire the assets, including inventory, tradenames and right to receive certain royalty fees, of PAH RSI Lessee.

Management and Franchise Agreements

  The four resort properties leased by PAH RSI Lessee are managed by RSI. RSI receives management fees per resort ranging from 2% to 8% of gross room revenue, as defined. In addition, certain executive officers and employees of RSI are entitled to receive an annual incentive fee equal to 10% of the excess recurring cash flow of the resorts, as defined. All management fees payable to RSI are subordinate to PAH RSI Lessee's obligations to the Patriot Partnership under the terms of the participating lease agreements.

  The Luxford Suites Hotel is managed by Doubletree Hotels Corporation which receives a management fee of 3% of gross revenues, plus incentive fees if certain operating results based on cash flow and profits (as defined) are achieved by the hotel. The Radisson Hotel in Northbrook, Illinois is managed by a hotel management entity affiliated with CHC International, Inc. and the Gencom group of companies which receives a management fee of 1.5% of gross revenues, as defined.

  RSI is subject to an exclusive license agreement with PAH RSI Lessee for the use of certain tradenames. Certain royalties may be paid to PAH RSI Lessee by RSI if adjusted gross receipts, as defined, of RSI exceed certain thresholds. Royalties earned in conjuction with this agreement were approximately $382 for the three months ended March 31, 1997.

Stock Purchase Option

  Pursuant to a stock option agreement dated January 17, 1997, PAH RSI Lessee's members were granted an exclusive option to purchase all of the outstanding voting common stock (an aggregate 625 shares of common stock, no par value per share) of RSI for $1.00 per share. The option expires January 17, 2007.

Expense Reimbursements

  PAH RSI Lessee fully reimburses the Patriot Partnership for office space it occupies within the corporate offices of Patriot and for payroll and related costs the Patriot Partnership incurs on behalf of PAH RSI Lessee. These costs amounted to $100 for the period ended March 31, 1997. At March 31, 1997, PAH RSI Lessee owed the Patriot Partnership $100 for such reimbursements.

Payables to Selling Entities

  At March 31, 1997, PAH RSI Lessee has aggregate payables of $7,950 due to certain of the former owners of the four resort properties leased from the Patriot Partnership. These payables to selling entities are related to the final proration of net current assets of the resort properties and are to be repaid from the collection of such net assets.

5.  MEMBERS' EQUITY:

Initial Capitalization

  Each of the three members has executed a non-interest bearing demand note in the principal amount of $1,370 in consideration of their required capital contributions. These notes receivable from members have been offset against members' equity in the accompanying financial statements.

Minimum Net Worth

  Under the terms of the participating lease agreements, PAH RSI Lessee is required to maintain minimum net worth, as defined, equal to 20% of the projected annual lease payments for all resorts or hotels leased. The minimum net worth must be composed of certain components which generally exclude

                                PAH RSI, L.L.C.

                                  (UNAUDITED)
                     (in thousands, except per share data)

intangible assets as defined by generally accepting accounting principles. In addition, PAH RSI Lessee is required to maintain at all times during the participating lease term a debt to members' equity ratio of no more than four to one.

6.  LEASES:

  The El Pedregal Shopping Center leases have remaining terms that range from 1 to 4 years. The leases generally provide for minimum annual rental amounts that may be subject to cost of living increases, and for reimbursement by tenants for common area environmental costs. Minimum future rental income under these noncancelable operating leases for the next four years is as follows:

                          Year                   Rent Amount
                          ----                   -----------
                          1997...............       $1,087
                          1998...............          666
                          1999...............          448
                          2000...............          165
                                                    ------
                                                    $2,366
                                                    ======

                                PAH RSI, L.L.C.

                                  (UNAUDITED)
                     (in thousands, except per share data)

7.  PRO FORMA FINANCIAL INFORMATION:

     The following unaudited pro forma statements of operations are presented as if the leases and the operation of the six hotels leased by PAH RSI Lessee had commenced on January 1, 1996. The unaudited pro forma statements of operations are not necessarily indicative of what the actual results of operations of PAH RSI Lessee would have been assuming such operations had commenced as of January 1, 1996, nor do they purport to represent the results of operations for future periods. Pro forma lessee expenses represent management fees and estimated lessee overhead expenses and exclude pro forma interest income associated with working capital balances.

                                          THREE MONTHS ENDED MARCH 31,
                                          ----------------------------
                                              1997           1996
                                          -------------  -------------
                                                 (IN THOUSANDS)
Revenue:
 Rooms..................................        $13,177        $12,152
 Food and beverage......................          5,891          5,958
 Telephone and other revenue............          3,770          3,067
 Club, club membership and spa revenue..          9,054          8,729
 Shopping center revenue................            474            437
 Royalty revenue........................            458            377
                                                -------        -------
  Total revenue.........................         32,824         30,720
                                                -------        -------
Expenses:
 Departmental costs and expenses........         13,827         12,897
 Participating lease payments...........          9,428          8,863
 General and administrative.............          1,927          1,916
 Repairs and maintenance................          2,247          2,148
 Utilities..............................            949            950
 Marketing..............................          1,405          1,442
 Interest expense.......................            293            293
 Insurance..............................            130            157
                                                -------        -------
  Total expenses........................         30,206         28,666
                                                -------        -------
Income before lessee expenses...........          2,618          2,054
Lessee expenses.........................          1,602          1,450
                                                -------        -------
 Net income.............................        $ 1,016        $   604
                                                =======        =======

8. SUBSEQUENT EVENTS:

     On April 14, 1997. PAH RSI Lessee and the Patriot Partnership entered into an operating lease for a hotel acquired by the Patriot Partnership. The lease is substantially similar to the other participating lease agreements between PAH RSI Lessee and the Patriot Partnership. The base rent for the hotel is anticipated to be approximately $1,864 for the year ended December 31, 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The accompanying discussion and analysis of financial condition and results of operations is based on the consolidated financial statements of Patriot, the financial statements of CHC Lease Partners, the financial statements of NorthCoast Hotels, L.L.C., and the financial statements of PAH RSI, L.L.C., which are included elsewhere in this Quarterly Report. Certain statements in this Form 10-Q constitute "forward-looking statements" as that term is defined under the Private Securities Reform Act of 1995 (the "Act") and the Securities and Exchange Commission. The words "believe", "expect", "anticipate", "intend", "estimate" and other expressions which are predictions of or indicate future events and trends and which do not relate to historical matters identify forward-looking statements. Reliance should not be placed on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievement of Patriot to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. Patriot undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. Certain factors that might cause a difference include, but are not limited to, Patriot's dependence upon rental payments from the Lessees for substantially all Patriot's income and the dependence upon the abilities of the Lessees and the Operators (as such terms are defined herein) to manage the hotels, risks associated with the hotel industry and real estate markets in general, and risks associated with debt financing.

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

     During the first quarter of 1997, Patriot acquired four resort properties and four hotel properties in seven states with an aggregate 1,331 guest rooms. The total purchase price for these hotels, including acquisition costs, was approximately $308,200,000.

     Patriot leases each of its hotels, except the Crowne Plaza Ravinia Hotel and the Marriott WindWatch Hotel, which are separately owned through special purpose corporations, to lessees that are responsible for operating the hotels (the "Lessees"). Patriot leases 25 of the hotels to CHC Lease Partners for staggered terms of ten to twelve years pursuant to separate participating leases providing for the payment of the greater of base or participating rent, plus certain additional charges, as applicable (the "Participating Leases"). Nine of the hotels are leased to NorthCoast Hotels, L.L.C. ("NorthCoast Lessee"); DTR North Canton, Inc. ("Doubletree Lessee"), a subsidiary of Doubletree Hotels Corporation, leases six hotels; PAH RSI, L.L.C. ("PAH RSI Lessee") leases six hotels; Crow Hotel Lessee, Inc. ("Wyndham Lessee") leases two hotels; Grand Heritage Leasing, L.L.C. ("Grand Heritage Lessee") leases three hotels and Metro Lease Partners, Inc. ("Metro Lease Partners") leases one hotel under similar Participating Lease agreements. The Crowne Plaza Ravinia Hotel and the Marriott WindWatch Hotel acquisitions were structured without lessees.

     As of March 31, 1997, Patriot, through the Patriot Partnership, PAH Ravinia, Inc. ("PAH Ravinia"), PAH Windwatch, L.L.C. ("PAH Windwatch") and other partnerships, owned 54 hotel properties in 21 states with an aggregate 12,671 guest rooms (the "Hotels"). The Hotels are diversified by franchise or brand affiliation and serve primarily major U.S. business centers, including Atlanta, Boston, Chicago, Cleveland, Dallas, Denver, Houston, Miami, Minneapolis, New York and Seattle. In addition to hotels catering primarily to business travelers, the Hotels include prominent hotels in major tourist destinations, including New Orleans, San Antonio, Fort Lauderdale and San Diego. The Hotels include 44 full service hotels, four limited service hotels, five resorts and an executive conference center. Fifty of the Hotels are operated under franchise or brand affiliations with nationally recognized hotel companies.

RESULTS OF OPERATIONS OF PATRIOT

Actual (for the three months ended March 31, 1997 and 1996)

     For the three months ended March 31, 1997, Patriot's Participating Lease revenue from the Lessees increased 183%, to $35,013,000 from $12,371,000 in 1996, due to the acquisition of 29 hotel properties during the past twelve months. Interest and other income was $375,000 for the first quarter of 1997, compared to $92,000 for the first quarter of 1996. Depreciation and amortization expense was $8,496,000 for 1997, compared to $2,838,000 for 1996. Real estate and personal property taxes and insurance was $3,201,000 for 1997, compared to $1,082,000 for 1996. General and administrative expenses were $2,782,000 for the first quarter of 1997 (including amortization of unearned stock compensation of $621,000 and expenses associated with evaluating properties for acquisition which ultimately were not purchased of $568,000), compared to $941,000 (including amortization of unearned stock compensation of $166,000) for 1996. Patriot reported $7,805,000 of interest expense for the first quarter of 1997 (which included $7,277,000 of interest incurred on the Line of Credit and mortgage note balances outstanding and $328,000 of amortization of deferred financing costs). Interest expense for the first quarter of 1996 was $601,000 (which consisted of $558,000 of interest incurred on the Line of Credit balance and $43,000 of amortization of deferred financing costs). Ground lease expense related to the Holiday Inn Lenox in Atlanta, Georgia and the Hyatt Regency in Lexington, Kentucky totaled $345,000 in 1997, compared to $77,000 related to the Holiday Inn Lenox in 1996. Patriot's share of income from unconsolidated subsidiaries was $1,021,000 for 1997, compared to $1,362,000 for 1996. The minority interest's share of income of Patriot was $2,432,000 for the first quarter of 1997 (including $200,000 related to the minority interest in the partnerships with DTR), compared to $1,158,000 for 1996. The resulting net income applicable to common shareholders was $11,348,000 for the three months ended March 31, 1997, an increase of 59% from $7,128,000 for the three months ended March 31, 1996.

Pro Forma (for the three months ended March 31, 1997 and 1996)

     On a pro forma basis, Patriot's lease revenue grew 3.4% from $35,336,000 for the first quarter of 1996 to $36,551,000 for 1997, reflecting improvements in average room rates due to continuing improvement in market conditions in the U.S. lodging industry during 1996 and improved results from renovated and repositioned hotels (see Pro Forma Results of Operations of Lessees below). Pro forma interest and other income increased $38,000, from $392,000 for 1996 to $430,000 for 1997, as a result of increased interest income from cash reserved for capital improvements and interest income earned on notes receivable. Total operating expenses increased approximately 5.6% from $23,769,000 for the first quarter of 1996 to $25,090,000 for 1997. Pro forma general and administrative expenses were $2,158,000 for the first quarter of 1996, compared to $3,461,000 for 1997 (including amortization of unearned stock compensation of $1,300,000 for both periods). The increase of $1,303,000 is primarily attributable to $568,000 of expenses recognized in the first quarter of 1997 related to the evaluation of properties for acquisition which ultimately were not purchased and increases in staffing required by the continued growth of Patriot which have resulted in increased salaries and related benefits costs. Pro forma interest expense decreased $171,000, from $9,011,000 for the first quarter of 1996 to $8,840,000 for 1997, primarily as a result of the decrease in the 30-day LIBOR rate upon which the Line of Credit interest rate is based. Pro forma depreciation and amortization expense increased $164,000, from $8,900,000 for the first quarter of 1996 to $9,064,000 for 1997, primarily as a result of depreciation expense related to capital improvements. As a result, pro forma net income decreased $196,000, from $10,744,000 for the three months ended March 31, 1996 to $10,548,000 for 1997.

RESULTS OF OPERATIONS OF THE LESSEES

Actual (for the three months ended March 31, 1997 and 1996)

     CHC Lease Partners.  CHC Lease Partners' room revenue increased from
     ------------------
$24,260,000 for the three months ended March 31, 1996 to $32,216,000 for the three months ended March 31, 1997. The increase is primarily attributable to the increase in the number of hotels leased by CHC Lease Partners from 23 at March 31, 1996 to 25 at March 31, 1997. Food and beverage, conference center and other revenues increased from $10,938,000 for the first quarter of 1996 to $15,535,000 for 1997 which is primarily attributable to the leasing of the Registry Spa and Resort which provides extensive meeting and banquet facilities as well as the overall increase in the number of hotels being leased by CHC Lease Partners. Participating Lease payments increased from $11,918,000 for the first quarter of 1996 to $15,514,000 for 1997. Hotel operating expenses were $22,082,000 for the first quarter of 1996 compared to $30,539,000 for 1997. Net income for the three months ended March 31, 1996 was $633,000 compared to net income of $1,356,000 for the three months ended March 31, 1997.

     NorthCoast Lessee.  For the three months ended March 31, 1997, NorthCoast
     -----------------
Lessee had room revenues of $9,912,000 from the nine hotels it leased during the quarter. Food and beverage and other revenues were $5,736,000 for the quarter. Participating Lease payments and hotel operating expenses were $4,683,000 and $11,279,000, respectively, and net loss was $412,000 for the first quarter of 1997. NorthCoast Lessee commenced operations in April 1996.

     PAH RSI Lessee.  PAH RSI Lessee began leasing four resort properties from
     --------------
the Patriot Partnership and commenced operations on January 16, 1997. Subsequently, in January and March 1997, PAH RSI Lessee began leasing two additional hotels from the Patriot Partnership. For the period from January 16, 1997 through March 31, 1997, PAH

RSI Lessee had room revenues of $11,129,000 from the six hotels it leased during the period. Food and beverage and telephone and other revenues were $8,156,000 and revenues from the club, club membership and spa facilities were $8,013,000 for the period. PAH RSI Lessee had shopping center revenue of $363,000 and royalty revenues of $382,000 for the period. Participating Lease payments and hotel and resort operating expenses were $8,015,000 and $15,311,000, respectively, and net loss was $3,212,000 for the period from January 16, 1997 (inception of operations) through March 31, 1997.

     Combined Lessees.  For the three months ended March 31, 1997, the combined
     ----------------
Lessees (consisting of CHC Lease Partners, NorthCoast Lessee, PAH RSI Lessee, Doubletree Lessee, Wyndham Lessee, Grand Heritage Lessee, and Metro Lease Partners) had room revenues of $67,481,000 from the 52 hotels leased to the Lessees during the period, compared to $25,308,000 from the 24 hotels leased for the three months ended March 31, 1996. For the first quarter of 1996, the combined Lessees consisted of CHC Lease Partners who leased 23 hotels and Metro Lease Partners who leased one hotel. Food and beverage, conference center, and telephone and other revenues were $36,212,000 for the first quarter of 1997, compared to $11,258,000 for 1996. In addition, the combined Lessees reported club, club membership and spa revenue of $8,013,000, shopping center revenue of $363,000, and royalty revenue of $382,000 for the three months ended March 31, 1996.

     Participating Lease payments were $35,013,000 for the first quarter of 1997, compared to $12,371,000 for 1996. Hotel operating expenses were $71,346,000 for the first quarter of 1997, compared to $23,052,000 for 1996. Net income for the three months ended March 31, 1997 was $3,519,000, compared to net income of $550,000 for 1996.

Pro Forma (for the three months ended March 31, 1997 and 1996)

     CHC Lease Partners.  Pro forma room revenue increased from $31,528,000 for
     ------------------
the three months ended March 31, 1996 to $32,318,000 for 1997, an increase of $790,000 or 2.5%. Average occupancy decreased from 69.7% in 1996 to 66.7% in 1997 and average daily rates increased from $86.94 in 1996 to $94.26 in 1997, resulting in a 3.7% increase in revenue per available room from $60.62 in 1996 to $62.86 in 1997. The increases in both average daily rates and revenue per available room were primarily due to continuing improvement in market conditions in the U.S. lodging industry, completion of renovations at certain of the Initial Hotels and increased marketing efforts. Excluding rooms which were under renovation, average occupancy increased from 69.7% in 1996 to 70.3% in 1997, resulting in revenue per available room of $66.28 in 1997 compared to $60.62 for 1996.

     Pro forma food and beverage revenue increased from $11,457,000 for the first quarter of 1996 to $11,704,000 for 1997, a total of $247,000 and a variance of 2.2%, primarily as a result of increased banquet and catering business. Conference center revenue increased from $645,000 for the first quarter of 1996 to $748,000 for 1997, an increase of $103,000, or 16%, primarily due to increased marketing efforts. Telephone and other revenue decreased from $3,658,000 for the first quarter of 1996 to $3,126,000 for 1997, a decrease of $532,000, or 14.5%, due primarily to the overall decrease in occupancy and the decrease in cancellation fees during the period.

     Pro forma Participating Lease payments were $15,409,000 for the three months ended March 31, 1996 compared to $15,596,000 for 1997, an increase of 1.2%. Pro forma hotel operating expenses decreased $142,000 from $30,504,000 for the first quarter of 1996 to $30,646,000 for 1997. Departmental costs and expenses decreased $303,000, or 1.7%, as a result of increased efficiencies in hotel operations established to increase overall profitability as well as the leasing of certain restaurant facilities to third parties. General and administrative expenses increased $160,000, or 4%, primarily due to additional salaries and related benefit costs. Marketing expenses increased $317,000, or 7.5%, as a result of increased marketing efforts at newly renovated hotels. Pro forma hotel operating expenses as a percentage of total revenue remained relatively stable, decreasing from 64.5% in 1996 to 64% in 1997.

     Lessee expenses, which on a pro forma basis consist of management fees and overhead expenses, net of interest and dividend income, decreased $319,000, or 51.1%, from $624,000 for the first quarter of 1996 to $305,000 for 1997, primarily as a result of increases in historical interest and dividend income.

     CHC Lease Partners' net income on a pro forma basis was $751,000 for the three months ended March 31, 1996 compared to $1,349,000 for 1997 as a result of the variances discussed above.

     NorthCoast Lessee.(The comparisons presented herein are actual results of
     -----------------
operations of NorthCoast Lessee for the three months ended March 31, 1997 to pro forma results of operations for the three months ended March 31, 1996). Pro forma room revenue increased from $9,390,000 for the three months ended March 31, 1996 to $9,912,000 for 1997, an increase of $522,000 or 5.6%. Average occupancy decreased from 62.5% in 1996 to 59.8% in 1997 and average daily rates increased from $80.68 in 1996 to $89.82 in 1997 resulting in a 6.6% increase in revenue per available room from $50.42 in 1996 to $53.75 in 1997. The increases in both average daily rates and revenue per available room were primarily due to continuing improvement in market conditions in the U.S. lodging industry, increased marketing efforts at newly renovated hotels and management's continued focus on maximizing room rates. Excluding rooms which were under renovation, average occupancy decreased from 62.2% in 1996 to 61.4% in 1997, resulting in revenue per available room of $55.15 in 1997 compared to $50.32 for 1996.

     Pro forma food and beverage revenue increased from $4,374,000 for the first quarter of 1996 to $4,792,000 for 1997, a total of $418,000, or 9.6%. Telephone and other revenue increased from $900,000 for the first quarter of 1996 to $944,000 for 1997, an increase of $44,000, or 4.9%.

     Pro forma Participating Lease payments were $4,232,000 for the first quarter of 1996 compared to $4,683,000 for 1997, an increase of 10.7% primarily due to increased revenues upon which the Participating Lease payment calculation is based. Pro forma hotel operating expenses increased from $11,130,000 for the first quarter of 1996 to $11,279,000 for 1997, an increase of $149,000, or 1.3%.
Departmental costs and expenses increased $301,000, or 4.6%, as a result of increased salaries and benefits at certain of the hotels. General and administrative expenses decreased $144,000, or 9.3%, while marketing expenses increased $52,000, or 4.3%. Pro forma hotel operating expenses as a percentage of total revenue decreased from 75.9% for the first quarter of 1996 to 72.1% for 1997 primarily due to stabilization of certain operating costs.

     Lessee expenses, which on a pro forma basis consist of management fees and overhead expenses, decreased $319,000 or 76.7%, from $417,000 for the first quarter of 1996 to $98,000 for 1997 primarily as a result of service fee income earned in 1997 related to the acquisition by Patriot of certain hotel properties owned by affiliates of the NorthCoast Lessee.

     NorthCoast Lessee's net loss on a pro forma basis was $1,115,000 for the three months ended March 31, 1996 compared to net loss of $412,000 for the three months ended March 31, 1997.

     PAH RSI Lessee.  Pro forma room revenue increased from $12,152,000 for the
     --------------
first quarter of 1996 to $13,177,000 for 1997, an increase of $1,025,000 or 8.4%. Average occupancy increased from 62.7% in 1996 to 67.7% in 1997 and average daily rates increased from $208.05 in 1996 to $220.39 in 1997 resulting in a 14.4% increase in revenue per available room from $130.43 in 1996 to $149.25 in 1997. The increases in both average daily rates and revenue per available room were primarily due to continuing improvement in market conditions in the U.S. lodging industry as well as continued efforts to market the resorts.

     Pro forma food and beverage revenue decreased from $5,958,000 for the first quarter of 1996 to $5,891,000 for 1997, a total of $67,000 or 1.1%. Pro forma telephone and other revenues increased from $3,067,000 for the first quarter of 1996 to $3,770,000 for 1997, an increase of $703,000, or 22.9%, as a result of the overall increase in occupancy and increased marketing efforts. Pro forma club, club membership and spa revenue increased 3.7% from $8,729,000 for the first quarter of 1996 to $9,054,000 for 1997. Shopping center revenue increased from $437,000 for the first quarter of 1996 to $474,000 for 1997, and royalty revenue increased from $377,000 for the first quarter of 1996 to $458,000 for 1997.

     Pro forma Participating Lease payments were $8,863,000 for the first quarter of 1996 compared to $9,428,000 for 1997, an increase of 6.4%, primarily due to increased revenues upon which the Participating Lease payment calculation is based. Pro forma hotel operating expenses increased from $19,803,000 for the first quarter of 1996 to $20,778,000 for 1997, an increase of $975,000, or 4.9%.
This increase is primarily attributable to a $930,000 increase in departmental costs and expenses as a result of increased salaries and benefits at certain of the hotels. Pro forma hotel operating expenses as a percentage of total revenue decreased from 64.5% in 1996 to 63.3% in 1997.

     Lessee expenses, which on a pro forma basis consist of management fees and overhead expenses, increased $152,000 or 10.5%, from $1,450,000 for the first quarter of 1996 to $1,602,000 for 1997 primarily as a result of increased management fees in accordance with the terms of certain management agreements.

     PAH RSI Lessee's net income on a pro forma basis was $604,000 for the first three months of 1996 compared to $1,016,000 for 1997.

     Combined Lessees.  On a combined basis, pro forma room revenue from the
     ----------------
hotels was $69,862,000 for the three months ended March 31, 1997, an increase of 3.3% from $67,614,000 in 1996. Average occupancy decreased from 68.1% in 1996 to 64.3% in 1997 and average daily rates increased from $94.04 in 1996 to $103.95 in 1997 resulting in a 4.4% increase in revenue per available room from $64.01 in 1996 to $66.81 in 1997. The increases in both average daily rates and revenue per available room were primarily due to continuing improvement in market conditions in the U.S. lodging industry and increased marketing efforts at newly renovated hotels. Excluding rooms which were under renovation, average occupancy decreased from 68.0% in 1996 to 67.1% in 1997, resulting in revenue per available room of $69.74 in 1997 compared to $64.00 for 1996.

     Combined pro forma food and beverage, conference center, and telephone and other hotel revenues increased 2.2%, from $37,016,000 for the first quarter of 1996 to $37,839,000 for 1997. Pro forma club, club membership and spa revenue increased 3.7%, from $8,729,000 for the first quarter of 1996 to $9,054,000 for 1997. Pro forma shopping center revenue increased from $437,000 for the first quarter of 1996 to $474,000 for 1997, and pro forma royalty revenue increased from $377,000 for the first quarter of 1996 to $458,000 for 1997.

     Combined pro forma Participating Lease payments were $36,551,000 for 1997 compared to $35,336,000 for 1996, a 3.4% increase, as a result of increased room revenues upon which the Participating Lease payment calculations are based. Hotel operating expenses on a pro forma basis increased $718,000, or less than 1%, to $77,212,000 for the first quarter of 1997 compared to $76,494,000 for 1996. Because pro forma revenues increased 3.1% from the prior year while hotel operating expenses remained relatively stable, combined pro forma net income for the three months ended March 31, 1997 was $1,178,000 compared to a net loss of $919,000 for 1996.

LIQUIDITY AND CAPITAL RESOURCES

     During the first quarter of 1997, Patriot acquired four hotels and four resort properties for approximately $308,200,000 (including closing costs). These acquisitions were financed primarily with funds drawn on the Line of Credit, the issuance of 1,295,077 OP Units valued at approximately $58,662,000, and the assumption of mortgage debt in the amount of approximately $28,489,000.

     Borrowings under the Line of Credit generally bear interest at a rate per annum equal to the 30-day LIBOR rate plus 1.9%. The Line of Credit is secured by a mortgage on certain of the hotels.

     In January 1997, the maximum amount available under the Line of Credit was increased to $475,000,000, along with the modification of certain terms. Currently however, the maximum amount that Patriot may draw on the Line of Credit is reduced by $22,000,000 as a result of the single asset loan on the Wyndham Greenspoint Hotel.

     As of May 9, 1997, Patriot had approximately $453,000,000 available under the Line of Credit of which approximately $436,699,000 was outstanding. As of such date, Patriot also had outstanding approximately $63,989,000 of other mortgage debt, resulting in total indebtedness of approximately $500,688,000. The Line of Credit is currently secured by 37 of the 54 hotels and Patriot has single asset mortgage loans which encumber three additional hotels.

     On October 31, 1996, Patriot, California Jockey Club ("Cal Jockey") and Bay Meadows Operating Company ("Bay Meadows") entered into a binding acquisition agreement (the "October 31, 1996 Agreement") pursuant to which the parties agreed, subject to stockholder approval and other conditions, to engage in a business combination transaction. The parties, together with the Patriot Partnership, subsequently entered into an Agreement and Plan of Merger, dated as of February 24, 1997 (the "Merger Agreement"), which by its terms supersedes the October 31, 1996 Agreement and more fully details the transactions to be consummated by the parties (the "Related Transactions").

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

     Pursuant to the Merger Agreement, among other things, Patriot will merge with and into Cal Jockey (the "Merger"), with Cal Jockey being the surviving company. In connection with the Merger, Cal Jockey's name will be changed to Patriot American Hospitality, Inc. ("New Patriot REIT") and Bay Meadows' name will be changed to Patriot American Hospitality Operating Company ("New Patriot Operating Company"). Concurrently with these transactions, Bay Meadows will form an operating partnership (the "New Patriot Operating Partnership") into which Bay Meadows will contribute its assets in exchange for limited partnership units of the New Patriot Operating Partnership, and Cal Jockey will contribute certain of its assets to the Patriot Partnership in exchange for OP Units of the Patriot Partnership. Upon completion of the Merger and the Related Transactions, substantially all of the operations of New Patriot REIT and New Patriot Operating Company will be conducted through their respective operating partnerships. Following completion of the Merger and the Related Transactions, New Patriot REIT and New Patriot Operating Company will continue the operations of Patriot, Cal Jockey and Bay Meadows within the paired share ownership structure.

     Pursuant to the Merger Agreement, Patriot shareholders will be entitled to receive for each share of common stock, no par value per share, of Patriot held by them at the effective time of the Merger 0.51895 shares of common stock, par value $0.01 per share, of New Patriot REIT and 0.51895 shares of common stock, par value $0.01 per share, of New Patriot Operating Company, which shares will be paired and transferable only as a single unit.

     In connection with the Merger and the Related Transactions with Cal Jockey and Bay Meadows, Patriot will provide Cal Jockey and Bay Meadows with the funds necessary to satisfy their payment obligations under the terms of the Merger Agreement by borrowing the necessary amounts under the Line of Credit or other financing sources.

     Consummation of the Merger is subject to various conditions (which must be satisfied or waived), including: (i) approval of a proposal to adopt the Merger Agreement and the related transactions by the holders of two-thirds of the outstanding shares of Patriot common stock, by the holders of a majority of the outstanding shares of Cal Jockey common stock and by the holders of a majority of the outstanding shares of Bay Meadows common stock; (ii) approval of a proposal to amend and restate the Certificate of Incorporation of Cal Jockey and the Bylaws of Cal Jockey by the holders of a majority of the outstanding shares of Cal Jockey common stock; and (iii) approval of a proposal to amend and restate the Certificate of Incorporation of Bay Meadows and the Bylaws of Bay Meadows by the holders of a majority of the outstanding shares of Bay Meadows common stock. Because each of the proposals is a condition to closing, if any of the proposals are not adopted, the parties will not be required to consummate the Merger or any of the related transactions.

     Patriot anticipates that the respective special meetings of the stockholders of Patriot, Cal Jockey and Bay Meadows to approve the Merger Agreement and related proposals will occur in June 1997 and, assuming the necessary stockholder approvals are obtained and the various other conditions to the Merger are either satified or waived, the Merger will be consummated by the end of June 1997.

     On April 14, 1997, a separate partnership in which the Patriot Partnership holds a 90% general partnership interest and DTR holds a 10% limited partnership interest acquired the 298-room Sheraton Park Place Hotel in Minneapolis, Minnesota for a purchase price of approximately $17,000,000 in cash. The hotel has been leased to PAH RSI Lessee for a period of one year pursuant to a Participating Lease agreement.

     Patriot also entered into a merger agreement and a related stock purchase agreement (collectively, the "Wyndham Merger Agreement") on April 14, 1997, pursuant to which Wyndham Hotel Corporation ("Wyndham") will merge with and into New Patriot REIT with New Patriot REIT being the surviving company (the "Wyndham Merger"). As a result of the Wyndham Merger, New Patriot REIT will acquire all of the assets and liabilities of Wyndham, including Wyndham's portfolio of 23 owned and leased hotels, with an aggregate of 4,877 rooms, as well as Wyndham's 79 managed and franchised properties and the Wyndham, Wyndham Garden and Wyndham Hotels & Resorts proprietary brand names. Pursuant to the Wyndham Merger Agreement, upon consummation of the Wyndham Merger, each outstanding share of common stock of Wyndham ("Wyndham Common Stock") will be converted into the right to receive 0.712 paired shares of New Patriot REIT common stock and New Patriot Operating Company common stock (the "Wyndham Exchange Ratio"), subject to certain adjustments. In lieu of receiving paired shares, Wyndham stockholders have the right to elect to receive cash (in an amount per share based upon the Wyndham Exchange Ratio, as it may be adjusted, and the average closing price of the paired shares over the five trading days immediately preceding the closing date of the Wyndham Merger) up to a maximum aggregate amount of $100,000,000. If stockholders holding shares of Wyndham Common Stock with a value in excess of $100,000,000 elect to receive cash, such cash will be allocated on a pro rata basis among such stockholders. In connection with the execution of the Wyndham Merger Agreement, Patriot also entered into agreements with partnerships affiliated with members of the Trammell Crow family providing for the acquisition by New Patriot REIT of 11 full-service Wyndham-branded hotels with 3,072 rooms for approximately $331,664,000 in cash, plus approximately $14,000,000 in additional consideration if two hotels meet certain operations targets (the "Crow Acquisition" and, collectively with the Wyndham Merger, the "Proposed Wyndham Transactions"). The Wyndham Merger and the Crow Acquisition, which will be consummated concurrently, are subject to various conditions including, without limitation, the consummation of the Merger and approval of the Proposed Wyndham Transactions by the stockholders of New Patriot REIT, New Patriot Operating Company and Wyndham. It is currently anticipated that the stockholder meetings to approve the Proposed Wyndham Transactions will occur in the fourth quarter of 1997.

     In addition, Patriot has entered into contracts or letters of intent to acquire 14 additional hotels with an aggregrate of 3,506 rooms for a combined purchase price (excluding closing costs and other acquisition-related expenses) of approximately $268,500,000. Patriot has also entered into an agreement to acquire Grand Heritage Hotels, a hotel management and marketing company, and other Grand Heritage subsidaries, including an investment in one hotel property, for a total acquisition price estimated to be valued at approximately $25,250,000. These acquisitions are subject to a number of conditions including completion of Patriot's due diligence. Patriot currently intends to use Line of Credit borrowings, OP Units and/or additional permanent debt or equity capital to acquire these assets during the second and third quarters of 1997. While no definitive agreements with respect to the acquisition of additional hotels have been entered into, Patriot expects additional acquisitions will be completed during the remainder of 1997 which will be funded through a new credit facility or through permanent debt or equity financing.

     Patriot is currently in negotiations with certain lenders regarding expanding and replacing the Line of Credit with a new credit facility with availability of up to approximately $1.4 billion (the "New Credit Facility"), which would consist of a $600 million revolving line of credit and two term loans (each for $300 million). It is anticipated that these three portions of the New Credit Facility will be secured by substantially all of the asets and properties of Patriot (and following the Merger, the assets and properties of New Patriot REIT and New Patriot Operating Company). Additionally, the New Credit Facility will include an additional $200 million term loan which can be drawn upon in connection with the Proposed Wyndham Transactions (the "Acquisition Line"). The Acquisition Line would be subordinate to the rest of the New Credit Facility. While negotiations concerning the New Credit Facility are ongoing, there can be no assurance that such a credit facility will be obtained, or if obtained, when it will become effective or available or what the specific terms of such facility will be.

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

     Cash and cash equivalents as of March 31, 1997 were $6,271,000, including capital improvement reserves of $2,394,000. Additionally, the March 31, 1997 lease revenue receivable was $14,769,000, of which $2,895,000 was paid by the Lessees in April 1997. Cash flows from operating activities of Patriot was $11,489,000 for the first quarter of 1997, which primarily represents collection of rents under the Participating Leases, less Patriot's operating expenses for the period. Cash flows used in investing activities in the amount of $222,529,000 for the first quarter of 1997 resulted from the acquisition of hotel properties and renovations expenditures at certain hotels. Cash flows from financing activities of $210,707,000 for the first quarter of 1997 was primarily related to borrowings on the Line of Credit, net of payments of dividends and distributions.

     Cash and cash equivalents as of March 31, 1996 were $8,098,000, including capital improvement reserves of $1,806,000. Cash flows from operating activities of Patriot was $9,002,000 for the three months ended March 31, 1996, which primarily represents collection of rents under the Participating Leases, less Patriot's operating expenses for the period. Cash flows used in investing activities in the amount of $37,838,000 for the first quarter of 1996 resulted primarily from the acquisition of hotel properties. Cash flows from financing activities of $32,165,000 was primarily related to $40,750,000 in borrowings on the Line of Credit, net of dividends and distributions paid during the quarter.

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

     Patriot completed over $16,873,000 of capital improvements during 1996 as well as commenced and completed renovations at certain of the Hotel properties. During 1996, approximately $11,097,000 of total capital improvement expenditures was related to significant renovations at certain of the hotel properties which included upgrading the rooms, public meeting space and lobby areas. Patriot has budgeted approximately $20,768,000 of capital improvements, excluding renovations, to complete recurring capital expenditures in 1997 for the 54 hotels owned as of March 31, 1997.

     During 1997 for the 54 hotels owned as of March 31, 1997, Patriot has budgeted a total of approximately $39,220,000 related to the renovations or completion of renovations at a number of the hotels. Total budgeted renovations include approximately $11,744,000 related to the completion of major renovations begun during 1996 at the Tremont House in Boston, Massachusetts; The Registry Resort and Spa in Fort Lauderdale, Florida; and the WestCoast Long Beach Hotel and Marina in Long Beach, California. Additionally, major planned renovations of approximately $10,549,000 began in late 1996 and are currently in process at the Holiday Inn - Miami Airport in Miami, Florida and the Holiday Inn in Des Plaines, Illinois (both of which will be converted to Doubletree brands upon completion of the renovations); and the Doubletree Hotel in Tallahassee, Florida. Renovations which total approximately $15,514,000 are expected to be started and completed during 1997 on the recently acquired Doubletree Hotel at Allen Center in Houston, Texas; the Radisson Hotel in Northbrook, Illinois; the Radisson Hotel in Overland Park, Kansas; the Luxford Suites Hotel in Minneapolis, Minnesota (also to be branded a Doubletree Hotel) and the Pickwick Hotel in San Francisco, California.

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

FUNDS FROM OPERATIONS

     Funds from Operations (as defined and computed below) was $22,923,000 for the three months ended March 31, 1997 and $11,634,000 for the three months ended March 31, 1996. On a pro forma basis, Funds from Operations was $22,472,000 for the three months ended March 31, 1997 compared to $22,489,000 for the three months ended March 31, 1996.

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

     The following reconciliation of net income to Funds from Operations illustrates the difference between the two measures of operating performance:

                                                                    1997         1996
                                                                  -------       -------

     Net income................................................   $11,348       $ 7,128
     Add:
       Minority interest in Patriot Partnership................     2,232         1,158
       Depreciation of buildings and improvements and
          furniture, fixtures and equipment....................     8,467         2,808
       Amortization of franchise fees..........................        22            22
       Amortization of capitalized lease costs.................        36            23
     Adjustment for Funds from Operations of
       unconsolidated subsidiaries:
       Equity in earnings of unconsolidated
         subsidiaries..........................................    (1,021)       (1,362)
       Funds from operations of unconsolidated
         subsidiaries..........................................     1,839         1,857
                                                                  -------       -------
     Funds from Operations.....................................   $22,923       $11,634
                                                                  =======       =======

     Patriot's share of Funds from Operations..................   $19,158       $10,009
                                                                  =======       =======

     Primary (1):
       Weighted average shares and OP Units outstanding (2)....    53,043        34,214
                                                                  =======       =======
       Weighted average number of common shares and
          common share equivalents outstanding.................    44,552        29,468
                                                                  =======       =======
     Fully-diluted (1):
       Weighted average shares and OP Units outstanding (2)....    53,077        34,214
                                                                  =======       =======
       Weighted average number of common shares and
          common share equivalents outstanding.................    44,586        29,468
                                                                  =======       =======

-------------------
(1) Shares outstanding in 1996 have been restated to reflect the impact of the 2-for-1 stock split effected in the form of a stock dividend distributed on March 18, 1997 to shareholders of record on March 7, 1997.
(2) The number of OP Units used in the calculation is based upon the equivalent number of shares of Patriot's common stock after giving effect to the change in the OP Unit conversion factor which coincides with the 2-for-1 stock split.

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

                                    PART II

ITEM 1.  LEGAL PROCEEDINGS

     On April 14, 1997, an action styled Kwalbrun v. James D. Carreker, et. al., was filed in the Delaware Court of Chancery in and for New Castle County, purportedly as a class action on behalf of Wyndham stockholders, against Wyndham, Patriot and the members of the Board of Directors of Wyndham. The complaint alleges that the Wyndham Board of Directors breached its fiduciary duties owed to Wyndham's public stockholders in connection with the Board of Directors' approval of the Wyndham Merger. In particular, the complaint alleges that the Wyndham Merger was negotiated at the expense of Wyndham's public stockholders, and that the Wyndham Board of Directors permitted Patriot to negotiate on more favorable terms the Crow Acquisition with members of the Trammell Crow family. Patriot is alleged to have knowingly aided and abetted the alleged breach of fiduciary duties. The complaint seeks to enjoin, preliminarily and permanently, consummation of the Wyndham Merger under the terms presently proposed and also seeks unspecified damages. Patriot denies the allegations in the complaint and expects to defend the action vigorously.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a.   EXHIBITS:

     ITEM NUMBER         DESCRIPTION

     27.1                Financial Data Schedule


b.   REPORTS ON FORM 8-K:

     Current Report dated January 16, 1997, as amended (No. 001-13898 filed January 31, 1997, February 21, 1997, April 8, 1997 and April 9, 1997), reporting the consummation of the acquisition of Carefree Resorts Corporation, Resorts Limited Partnership and certain other assets.

     Current Report dated February 24, 1997 (No. 001-13898 filed March 3, 1997) reporting the execution of the Agreement and Plan of Merger by and among Patriot American Hospitality, Inc., Patriot American Hospitality Partnership, L.P., California Jockey Club and Bay Meadows Operating Company.

                                   SIGNATURE

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:    May 12, 1997


                                    PATRIOT AMERICAN HOSPITALITY, INC.



                                    By:  /s/ Rex E. Stewart
                                       ----------------------------------------
                                       Rex E. Stewart
                                       Executive Vice President and
                                       Chief Financial Officer
                                       (Authorized Officer and Principal
                                       Accounting and Financial Officer)